Form 10-Q
period 2010-06-30
Strategic Mining Corp
filed 2010-08-23
CIK 1490381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                        to

Commission File Number 000-53434

STRATEGIC MINING CORP.

(Name of small business issuer specified in its charter)

Wyoming	88-0432539
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

130 King Street West, Suite 1800 Toronto, Ontario, Canada	M5X 1E3
(Address of principal executive offices)	(Zip Code)

                          (416) 865-3391

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non –accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

As of August 16, 2010, the issuer had 104,402,157 shares of common stock and 24,634.741 shares of preferred stock outstanding..

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐     No   ☒

 STRATEGIC MINING CORP.

FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

__________________

TABLE OF CONTENTS

___________________

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATEGIC MINING CORP.

(Formerly known as Gold Coast Mining Corp.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30 2010

STRATEGIC MINING CORP. (Formerly known as Gold Coast Mining Corp. (An Exploration Stage Company) Balance Sheet as of
	June 30 2010 (Unaudited)	December 31 2009
ASSETS
Current Assets
Cash	$ 58	$ 682
Prepaid deposits	20,000	-
Total Current Assets	20,058	682
Long Term Assets
Infrastructure development	5,932	5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Property	1,052,998	758,250
Total Long Term Assets	1,150,180	855,432
Total Assets	$ 1,170,238	$ 856,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 395,538	$ 498,640
Accrued interest on loans payable	132,618	119,708
Loans payable	529,105	494,549
Total Liabilities	1,057,261	1,112,897

Stockholders' Equity (Deficit)
Preferred stock $0.0001 par value; Authorized
25,000,000; Issued and outstanding 24,634,741
(nil - Dec, 31, 2009)	2,463	-
Common stock $.001 par value; Authorized 400,000,000;
Issued and outstanding 101,519,611 (99,614,611-
Dec, 31,2009)	101,520	99,615
Additional paid-in capital	1,301,487	631,234
Deficit accumulated during the exploration stage	(1,292,493)	(987,632)

Total Stockholders' Equity (Deficit)	112,977	(256,783)

Total Liabilities and Stockholders' Equity	$ 1,170,238	$ 856,114

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP. (Formerly known as Gold Coast Mining Corp. (An Exploration Stage Company) STATEMENTS OF OPERATIONS
	For the Six Months Ended June 30 2010	For the Six Months Ended June 30 2009	For the Period from Inception (January 17 2007) to June 30 2010
	(Unaudited)	(Unaudited)	(Unaudited)
EXPENSES
Interest expenses	36,382	26,793	164,736
Accounting	6,025	-	34,921
Salaries and wages	64,693	17,540	154,921
Consulting expenses	75,543	66,876	431,607
Legal costs	12,150	2,162	30,637
Property tax	9,499	9,237	38,814
Incorp tax	-	-	11,197
Exploration costs	100,569	61,850	366,726
Permits	-	20,549	58,934
TOTAL OPERATING EXPENSES	304,861	205,007	1,292,493
TOTAL OPERATING EXPENSES	$ (304,861)	$ (205,007)	$ (1,292,493)
LOSS PER WEIGHTED NUMBER OF SHARES
OUTSTANDING BASIC AND DILUTED	$ 0.00	$ 0.00	$ (0.01)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	100,720,965	99,614,611	99,614,611

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP. (An Exploration Stage Company) (Formerly known as Gold Coast Mining Corp. STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30 2010 (Unaudited)	For the Three Months Ended June 30 2009 (Unaudited)
EXPENSES
Exploration costs	44,204	21,830
Consulting expenses	40,543	30,369
Salaries and wages	27,471	3,430
Accounting	4,750	-
Legal costs	6,000	2,162
Interest expenses	9,458	14,781
TOTAL OPERATING EXPENSES	132,426	72,572
NET LOSS	$ (132,426)	$ (72,572)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC
AND DILUTED	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	101,332,798	99,614,611

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

(Formerly Known as Gold Coast Mining Corp.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM THE DATE OF INCEPTION (JANUARY 17, 2007) TO JUNE 30, 2010

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total Stockholders' Equity

Common shares issued at $0.0075 for mining rights on January	97,100,000	$97,100	-	-	$631,150	-	$ 728,250
17,2007 (Inception date)
Common shares issued to acquire shell	2,514,611	2,515	-	-	(2,515)	-	-
Issuance of stock options on January 17, 2007	-	-	-	-	2,249	-	2,249
Net loss in 2007	-	-	-	-	-	(220,437)	(220,437)
Balance, December 31, 2007	99,614,611	$ 99,615	-	-	$ 630,884	(220,437)	$510,062
Recognition of stock option expense	-	-	-	-	350	-	350
Net loss in 2008	-	-	-	-	-	(277,558)	(277,558)
Balance, December 31, 2008	99,614,611	$ 99,615	-	-	$ 631,234	$ (497,995)	$ 232,854
Net Loss in 2009	-	-	-	-	-	(489,637)	(489,637)
Balance, December 31, 2009	99,614,611	$ 99,615	-	-	$ 631,234	$ (987,632)	$ (256,783)
Common shares issued at $0.3333 for property on	30,000	$ 30	-	-	$ 9,970	-	10,000
January 7, 2010
Common shares issued at $0.20 for loan on January 7, 2010	250,000	250	-	-	49,750	-	50,000
Common shares issued at $0.15 for cash on March 1, 2010	625,000	625	-	-	94,475	-	95,100
1,000,000 common shares issued at $0.15 for loan on April 17, 2010	1,000,000	1,000	-	-	149,000	-	150,000
24,634,741 preferred shares issued at $0.015 for loan on	-	-	24,634,741	2,463	367,058	-	369,521
April 15, 2010
Net Loss from January 1, 2010 to June 30, 2010	-	-	-	-	-	(304,861)	(304,861)
Balance, June 30, 2010	101,519,611	$ 101,520	24,634,741	$ 2,463	$1,301,487	$ (1,292,493)	$ 112,977

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP. (Formerly known as Gold Coast Mining Corp. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30 2010 (Unaudited)	For the Six Months Ended June 30 2009 (Unaudited)	For the Period from Inception (January 17 2007) to June 30 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (304,861)	$ (205,007)	$ (1,292,493)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting expense of stock options	10,000	-	12,599
Changes in operating assets and liabilities:
Prepaid deposits	(20,000)	-	(20,000)
Accounts payable and accrued interest	(44,221)	81,855	556,127
CASH USED IN OPERATING ACTIVITIES	(359,082)	(123,152)	(743,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Infrastructure, equipment and vehicle	(294,748)	-	(403,930)
CASH FLOWS USED IN INVESTING ACTIVITIES	(294,748)	-	(403,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	4	-
Proceeds from issuance of loans	508,106	123,148	1,002,655

Proceeds from Issuance of common stock for cash	145,100	-	145,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	653,206	123,152	1,147,755
NET DECREASE (INCREASE) IN CASH	(624)	-	58
CASH, BEGINNING OF YEAR	682	-	-
CASH, END OF YEAR	$ 58	$ -	$ 58

Supplementary non-cash Disclosures:
Shares issued for property	$ 10,000	-	$ 10,000
Shares issued on conversion of notes	$ 369, 521	-	$ 369, 521

The accompanying notes are an integral part of these financial statements

 STRATEGIC MINING CORP.

(Formerly Known as Gold Coast Mining Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

  Nature of Business

Strategic Mining Corp., formerly known as Gold Coast Mining Corporation (the “Company”) was originally incorporated in Delaware on August 24, 1995 as Infocenter Inc. On February 28, 2000, the company changed its name to Green Dolphin Systems Corporation and new corporate officers were appointed.  On January 10, 2006, the Board of Directors adopted a resolution authorizing the assignment of all the assets of Green Dolphin Systems Corporation to Penta Deltex, Ltd., a Canadian corp., in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to Penta Deltex, and assumption by Penta Deltex of all obligations owed by Green Dolphin Systems Corporation to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin Systems Corporation effectively ceased operations on January 10, 2006 with the discontinued operations of its U.S. subsidiary.  On December 1, 2006, the Company changed its name to Gold Coast Mining Corporation and new corporate officers were appointed shortly after.  On January 17, 2007 Gold Coast Mining Corporation issued 97,100,000 shares of its common stock to unrelated parties in exchange for various mining rights.  The issuance of the 97,100,000 represented approximately 97.5% of the then outstanding shares.  The transaction resulted in a change in control of the entity.  The issuance of shares and change in control has been accounted for as a reverse acquisition followed by a recapitalization of the Company’s equity structure.  The stockholders obtaining control in the transaction is considered the accounting acquirer for financial reporting purposes.  Accordingly, the equity section of the financial statements have been presented displaying the recapitalization of shares held by the individuals obtaining control followed by the issuance of shares to the minority stockholders.

On November 13, 2009, the Company was reincorporated in the State of Wyoming. On November 23, 2009, the Company changed its name to Strategic Mining Corp. in the State of Wyoming.

Strategic Mining Corp. is engaged in the business of exploration and development of gold properties in Guinea, West Africa.  The Company has secured a renewable exploration and mining permit in the Republic of Guinea.  The permit issued pertains to a 103 square kilometer zone of gold anomalies located in Siguiri District of North East Guinea.  The Company has an option on a second property that covers a 50 square kilometer claim located in Dinguiraye District of North East Guinea in the valley of the Bafing River.

Strategic Mining has also entered into a binding agreement with Ba Dinh Mineral Company, a Vietnamese mineral exploration company based in Ho Chi Minh City, to purchase a 51% interest in the Nat Son property that covers 102 hectares. The company also secured an exploration and mining permit for the property located in northern Vietnam approximately 50 kilometers southwest of Hanoi. Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km.

 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Exploration Stage Enterprises”).

Operating results for the six month period ended 30 June 2010 are not necessarily indicative of the results that may be expected for the year ending 31 December 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10/A for the year ended 31 December 2009.

2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception of $1,292,491 and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

 The Company's existence is dependent upon management's ability to raise capital and/or to successfully market and sell its products. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.  PLANNED MINING OPERATIONS

Guinea, West Africa

SMNG holds 100% interest in a two year exploration permit issued by the Republic of Guinea #2009/1031 dated May  2009 to Gold River of Africa Company. SMNG acquired the interest in exchange for stock. The Guinea government is entitled to a 15% royalty on all extracted minerals covering 103 square kilometers in the Siguiri region of Guinea.

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a 3 month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys budgeted at $630,000. The second stage entails a 12 month program of reverse circulation drilling sampling in areas showing positive assays, totaling $1.2M. It is anticipated that the first stage will commence in the second half of 2010, and the second will continue for a 15 to 18 month duration to be completed in 2012. During the three month rainy season, no work will be performed.

Nat Son, Vietnam

SMNG in a 51% joint venture with Ba Dinh Minerals Joint Stock Company retains the right to mine for profit per license # 39/QD-UBND (dated June 9th, 2009) issued by the Peoples Committee of Hoa Binh Province, Vietnam. This license is valid for five years from the issue date and in renewable for an addition five years. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam.

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property. The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning 12 months budgeted at $1.6 million. The program will commence in the fall of 2010. Given positive test results, a further drilling program would be initiated that would require another 12 months. There will be a work stoppage during the 2 month rainy season.

In 2009, the Company became licensed and permitted to engage in mining exploration and development of high-yield, precious mineral property in northern Vietnam. The Company has the unique opportunity to take advantage of a mining area that has been dormant for over 50-years. The Company anticipates that it will be provided with the ability to enter into numerous development and exploration opportunities within the relatively under-explored northern regions country. Mineral production in Vietnam has taken place since the Bronze Ages. Systematic mineral exploration and exploitation began with the French in 1884. Most exploitation, especially construction materials, was on a small scale with mainly manual labor and without mechanization. The French were forced to leave the country and cease their mining activity in the mid 1950’s.

5.   PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, respectively, property and equipment is as follows:

	June 30, 2010 (unaudited)	December 31, 2009

Infrastructure development	$ 5,932	$ 5,932
Telecom Equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Land rights	1,052,998	758,250
Total Property and Equipment	$ 1,150,180	$ 855,432

No assets have been placed in service as of June 30, 2010.

6.   LOANS PAYABLE

At June 30, 2010 and December 31, 2009, respectively, the Company has loans payable as follows.

	June 30, 2010 (unaudited)	December 31, 2009

AGMC Ltd.	--	$ 64,750
Frank Brodzik	75,134	202,307
Sierra Gold Corporation	219,890	50,880
Magma Gold Corporation	67,076	67,076
Peter Sadlocha	94,221	109,536
Robert Nguyen	72,784	--

Total Loans Payable	$529,105	$494,549

All loans payable, except loans payable to Robert Nguyen which are non-interest bearing, bear interest at 15% per annum and have no definite repayment terms. All loans payable are unsecured.

During the three months ended June 30, 2010 the Company converted $150,000 in loans payable to Librion Holdings into 1,000,000 shares of common stock at $0.15 per share.

During the three months ended June 30, 2010 the Company converted $88,222 in loans payable and accrued interest due to AGMC Ltd. into 5,881,459 shares of preferred stock at $0.015 per share.

During the three months ended June 30, 2010 the Company converted $188,378 in loans payable and accrued interest due to Frank Brodzik. into 12,558,551 shares of preferred shares at $0.015 per share. Of the total shares issued to Frank Brodzik, 4,000,000 shares were assigned to Joan Gamler and 4,000,000 shares were assigned to Tracy Hatheway.

During the three months ended June 30, 2010 the Company converted $70,420 in loans payable and accrued interest due to Peter Sadlocha into 4,694,731 shares of preferred stock at $0.015 per share.

On April 1, 2010 the company issued 1,500,000 shares of preferred stock at $0.15 per shares to Atlantic Gold Mining Corp. in exchange for debt of $22,500.

7.   COMMON AND PREFERRED STOCK

Common stock ($0.0001 par value); 100,000,000 shares authorized; 101,519,611common stock issued as of June 30, 2010 (99,614,611 – December 31, 2009).

Preferred Stock – Class A series - Convertible ($0.0001 par value); 24,634,741 preferred stock issued as of June 30, 2010 (nil – December 31, 2009).

These Class A series of Convertible Preferred Stock were created by Directors’ Resolution on March 4, 2010. These shares are designated as Series A Convertible Preferred Stock and the number of shares constituting such series are 25,000,000.   Each share of outstanding Class A Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to 10 times the number of shares of Common Stock.

8.   SUBSEQUENT EVENTS

On July 21, 2010, 2,651,523 shares of common stock of the Company were issued at $0.02745 per share in discharge of $72,784 in debt owed to Robert Tu Tam Nguyen.

On July 26, 2010, 231,023 shares of common stock of the Company were issued at $0.0303 per share in discharge of $7,000 in debt owed to Douglas F. Sterck.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report.

Results of Operations

The Company is an exploration stage mining company with no revenues since entering the exploration stage.

Six months ended June 30, 2010 Compared to the Six months ended June 30, 2009

Revenues

There were no revenues in either six month period ended June 30, 2010 and June 30, 2009.

Operating Expenses

Interest expenses for the six months ended June 30, 2010 were $36,382 and $26,793 for the six months ended June 30, 2009.  The increase during the six months ended June 30, 2010, was primarily attributed to increases in interest bearing loans payable and related accrued interest costs.

Accounting expenses for the six months ended June 30, 2010 were $6,025 and $nil for the six months ended June 30, 2009.  The increase during the six months ended June 30, 2010, was primarily attributed to the Company’s filing of its Form 10A and quarterly financial statements preparation for the six months ended June 30, 2010 which were not required during the June 30, 2009 period.

Salaries and wages expenses for the six months ended June 30, 2010 were $64,693 and $17,540 for the six months ended June 30, 2009.  The increase during the six months ended June 30, 2010, was primarily attributed to salaries payable to the Company’s President in accordance with an agreement effective April 1, 2010 for 9 months for $5,000 per month and wages incurred in the Republic of Guinea related to exploration activities.

Legal expenses for the six months ended June 30, 2010 were $12,150 and $2,162 for the six months ended June 30, 2009.  The increase during the six months ended June 30, 2010, was primarily attributed to the Company’s filing of its Form 10A and quarterly legal review for the six months ended June 30, 2010 which were not required during the June 30, 2009 period.

Exploration costs for the six months ended June 30, 2010 were $100,569 and $61,850 for the six months ended June 30, 2009.  The increase during the six months ended June 30, 2010, was primarily attributed to the  increased exploration activity in the  Guinea, West Africa and Nat Son, Vietnam planned mining operations.

Net Income (Loss)

We recorded a net loss of $132,426 for the three months ended June 30, 2010, as compared to a net loss of $72,572 for the three months ended June 30, 2009.  The increase in net loss is primarily attributed to an increase in interest, salaries, legal fee, accounting fees and exploration costs.

Plan of Operations

Our current plan of operations is to complete further exploration, drilling and mapping on our various properties, as follows:

Guinea, West Africa

Our geologist’s report on this property, prepared pursuant to the Canadian standard, NI 43-101, recommended a two stage program of further exploration.  The first stage entails completion of the termite mound sampling, geological mapping, and geological soils sampling.  The second stage recommended entails reverse circulation drilling sampling in areas showing positive assays.

Management recommends that continued exploration of the permit area should comprise completion of the termite mound sampling to identify areas of anomalous gold beneath the laterite cap. After completion of the termite mound sampling a reverse circulation drilling program is recommended. Should the termite mound sampling indicate more extensive areas of anomalous gold in the north of the permit area a high resolution airborne geophysical survey (magnetometer, electromagnetic and radiometric survey) should be undertaken over the entire permit area to identify underlying structures and delineate additional areas for future drilling. For the proposed drilling program the target areas appears to be :

1)	Northwest to south-east drilling across both the assumed structural and stratigraphic fabrics;
2)	Northwest to south east drilling across the topographic highs with silicified rocks and surrounded by alluvial and elluvial artisanal workings possibly derived from the silicified areas.

Total costs to date incurred are $10,000 and future costs are estimated at $728,250.

The property is without known reserves and the proposed program is exploratory in nature.

East Canyon Property

On January 7, 2010, the Company entered into an option agreement with Arnevut Resources, Inc, whereby it acquired an option to purchase 75% of the mining claims known as the “East Canyon Property,” for an option price of $10,000 cash and the undertaking of $400,000 or work expenditures.  So far, only the $10,000 has been paid.  Currently the property is still in early exploration status and a drilling program is currently being developed.  Total costs to date incurred are $10,000 and future costs are estimated at $728,250.

Geological mapping and the collection of 98 rock samples was done on the property by Lexam Corporation, the prior owner to Arnevut Resources.  The company commissioned a geologist to write a report from work done on the property, which indicated gold, silver and copper mineralization sufficient to warrant further geological mapping and geochemical sampling.   No NI 43-101 compliant samples have been taken.  All QA/QC protocols are defined by the Canadian Instrument 43-101 which the company has adopted and adheres to the same guidelines regarding its sample acquisition procedures.

At East Canyon the quartz monzonite intrusive appears to be a direct agent of change in the adjacent country rocks and there may in fact be a genetic relationship to mineralization within and around the border of the stock. It is apparent that there is a contact metamorphic halo around the stock that affects the sedimentary country rocks. Carbonate-rich rocks are metamorphosed to marble as outlined in the northern part of the property in DSd and Ogc Formations. Only a few anomalous gold and silver values are noted in the intrusive close to the Ordovician Formation, Ogs. Contact mineralization may exist in the border areas of the intrusives.

Geochemical and Geophysical surveys were completed by Lexam Exploration and a Geological report was completed by Hassan Alief.

It is recommended by management that Strategic Mining Corporation undertake an exploration program to pursue the potential gold targets on and in the vicinity of the East Canyon property in Elko County, Nevada and Box Elder County Utah. These targets include zones of higher grade mineralization encountered in geochemical sampling to date, new conceptual targets premised on the recognition that mineralization at East Canyon is related in time and space to a quartz monzonite intrusion. The following activities are deemed to be essential components of this program:

1.

Multi-element analytical data available from surface rock chip and soil geochemical survey should be carefully studied to detect metal endowments and zoning trends. These data should be coordinated and integrated and taken up to the next derivative. In particular, ratio maps of various metal combinations should be constructed to help show metal distribution and zoning patterns, as well as patterns of hydrothermal alteration. This will be important in defining exploration targets.

2.

Obtain geophysical data from previous owners and get professional reinterpretations of the same. The property is without known reserves and the proposed program is exploratory in nature.

Vietnam Property

Exploration interest in this property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km.

The current exploration status of the Nat Son property is early exploration. The next phase will constitute a 13 hole core drilling program.  Total costs to date at $228,398.  Future costs are estimated at $1.6 million.

A geological report pursuant to the Canadian standard N1 43-101 was prepared on the property in September 2009, and in December 2009, a further report was issued based on two weeks of detailed field work. As a result of the field work, the company’s commissioned geologists recommended a detailed drill program to test the subsurface potential of the property.

The report concluded that the Nat Son property is centered on a 2 to 3 square kilometer area of strong to intense sericite-kaolinite-quartz-anhydrite alteration of Triassic age clastic and volcanic rocks.  Strongly gold mineralized, arsenopyrite rich, quartz veins occur within in this envelope.  The veins, mineralization and alteration appear to be focused around a series of strongly altered, andesite porphyry intrusions.

Mineralized veins on the Nat Son property occur in two distinct sets; an apparently dominate ENE set and a secondary N-S set.  The ENE trending veins dip steeply NW while the N-S set appear vertical.  Both sets of veins are hosted in a complexly faulted and pervasively altered sequence of Triassic age clastic sedimentary and volcanic rocks.  This host sequence has been intruded by irregular bodies of feldspar porphyry andesite.  The spatial association of the intensely kaolinite-sericite altered andesite plugs with areas of more dense quartz vein and quartz stock work formation strongly suggests that the andesite intrusives are important in the localization of mineralization at Nat Son.  Heat from the andesite intrusions would have created and driven hot, hydrothermal circulation through the Triassic rock package, resulting in the observed alteration and precious metal mineralization.

The author preparing the NI 43-101 collected 14 samples. The samples were in his position at all times. Thirteen samples were taken to the office of DHL in Hanoi, directly, and shipped to ALS Chemex in Vancouver, BC, Canada. The samples were analyzed for 33 element spec and gold. The chain of custody meets the requirements necessary for NI 43-101 technical report purposes.

 One sample collected from the old operations next to the adit number two consisted of pulverized material. DHL did not accept the sample because it could not ship the pulverized material out of Vietnam. That sample was taken by Todd Sterck to Arlington, Washington, and shipped to ALS Chemex from there. The result of chemical analysis for this sample is shown in the table listing all other analyses with a caveat that the chain of custody cannot be verified.   All QA/QC protocols are defined by the Canadian Instrument 43-101 which the company has adopted and adheres to the same guidelines regarding its sample acquisition procedures.

The drilling will be the first depth testing of the ore bearing veins at Nat Son.  The results of the planned drilling will provide critical data that will enable a rough resource calculation to be made and provide the basis for further, more detailed exploration of the property.

 It is recommended by management that the company undertake an exploration program to pursue the gold, lead and zinc targets on and in the vicinity of the old workings. These targets include zones of higher grade mineralization encountered in old adits to date, new conceptual targets  premised on the recognition that the mineralization are related in time and space to faults in limestone. The following activities are deemed to be essential components of this program:

1.	Clean up and make old adits, drifts and winzes safe for inspection, mapping and sampling.
2.	Map and sample the drifts.
3.	Send samples to ALS Lab for analysis, making sure of sample integrity and chain of custody.
4.	Although surface outcrops are very few, making use of satellite imagery to put together a structural picture of the area along with lithology is recommended.
5.	Because of paucity of outcrops in the property the author suggest a geophysical exploration program to outline the underlying structures and possible mineralized areas.
6.	The geology of the property needs to be mapped using a GPS system with detailed notes describing lithologies, mineralization, alteration, and structural and stratigraphic details.

The property is without known reserves and the proposed program is exploratory in nature.

The Plan of Operations in terms of amount of work undertaken, and timing of the work, is dependent upon the successful raising of equity capital to fund the projects.  Should the capital be available, it is anticipated that the recommended work programs outlined will take between two to three years to accomplish.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The Company has no current material commitments. The Company intends to undertake private placements of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

The Company does not contemplate additional product research and development, but it does anticipate additional exploration and development costs on its properties. The Company anticipates and increase in labor force to explore and develop its properties which will be sought from outside contract labor.

Liquidity and Capital Resources

 Since inception (January 17, 2007) we have had no revenues and have relied upon equity financing to satisfy all of our cash needs, and have experienced deficits in our working capital and losses.  The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we had, at December 31, 2009, an accumulated deficit since inception of $987,632 and had no revenues.  For the six month period ended June 30, 2010, the Company continues to have no revenue and has an accumulated deficit since inception of $1,292,491.

On June 30, 2010, we had cash of $58, compared to $682 for the year ended December 31, 2009.  Our working capital deficit as of June 30, 2010 was $1,037,201, compared to a working capital deficit of $1,112,215 for the year ended December 31, 2009.

Net cash used by operating activities during the six months ended June 30, 2010 was $405,053, compared with net cash used of $123,152 for the six months ended June 30, 2009.

 Net cash provided by financing activities during the six months ended June 30, 2010 was $699,177, as compared with net cash of $123,152  during the six months ended June 30, 2009.  Net cash used in investing activities during the six months ended June 30, 2010 was $294,748, with no net cash used in investing activities for the six months ended June 30, 2009.

Contractual Obligations

The company has certain contractual obligations with regard to its agreement with Arnevut Resources, to undertake $400,000 in work expenditures on its East Canyon property.  It has the obligation in its binding letter of intent with Ba Dinh Minerals JSC to complete the purchase of the assets contemplated by the letter of intent in the amount of $310,000.

Certain Contracts and Related Party Transactions

On October 22, 2009, the company entered into a binding letter of intent with Ba Dinh Minerals, JSC, to acquire a 75%  interest in the Nat Son property.  Subsequently, the president of Bah Dinh, Todd Sterck, became our CEO.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Our significant accounting policies are summarized in Note B of our annual financial statements filed on Form 10/A and dated August 4, 2010.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public market pricing and the risks inherent therein.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer/Chief Financial Officer (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

•

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•

Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its exploration stage and intends on hiring the necessary staff to address the weaknesses once full operations have commenced.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in our Form 10/A dated August 9, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2010, 2,651,523 shares of common stock of the Company were issued at $0.02745 per share in discharge of $72,784 in debt owed to Robert Tu Tam Nguyen.

On July 26, 2010, 231,023 shares of common stock of the Company were issued at $0.0303 per share in discharge of $7,000 in debt owed to Douglas F. Sterck.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2010	STRATEGIC MINING CORP.

By: Todd Sterck

/s/ Todd Sterck
Todd Sterck President, Chief Financial Officer, Director