Form 10-Q
period 2010-09-30
Strategic Mining Corp
filed 2010-11-22
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

As of November 9, 2010, the issuer had 104,402,157 shares of common stock and 24,634,741 shares of preferred stock outstanding..

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐     No   ☒

STRATEGIC MINING CORP.

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
__________________

TABLE OF CONTENTS
___________________

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATEGIC MINING CORPORATION

(A Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 30 SEPTEMBER 2010

	30 September 2010 (Unaudited)	31 December 2009
ASSETS
Current Assets
Cash	$1,204	$682
Prepaid deposits	40,000	-
Total Current Assets	41,204	682

Long Term Assets

Infrastructure development	5,932	5,932

Telecom equipment	13,125	13,125

Equipment	47,500	47,500

Vehicle	30,625	30,625

Property	1,072,998	758,250

Total Long Term Assets	1,170,180	855,432

Total Assets	$1,211,384	$856,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$431,536	$498,640

Accrued interest	154,055	119,708

Loan payable	571,665	494,549

Total Liabilities	1,157,256	1,112,897

Stockholders' Equity

Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 24,634,741 ($0 - December, 31, 2009)	2,463	-
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 104,402,157 (99,614,611- December 31, 2009)	104,403	99,615

Additional paid-in capital	1,398,388	631,234

Deficit accumulated during the exploration stage	(1,451,126)	(987,632)

Total Stockholders' Equity	54,128	(256,783)

Total Liabilities and Stockholders' Equity	$1,211,384	$856,114

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Nine Months Ended 30 Sept 2010	For the Nine Months Ended 30 Sept 2009	For the Period from Inception (17 January 2007) to 30 Sept 2010

EXPENSES
Interest expenses	57,819	42,656	186,173
Accounting	8,940	-	37,836
Salaries and wages	87,969	24,512	178,197
Consulting	140,167	70,145	496,231
Legal costs	22,995	3,162	41,482
Property tax	9,499	10,904	38,814
Incorp tax	-	-	11,197
Exploration costs	136,105	93,870	402,262
Permits	-	20,549	58,934

TOTAL OPERATING EXPENSES	463,494	265,798	1,451,126

NET LOSS	$(463,494)	$(265,798)	$(1,451,126)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	94,271,664	99,614,611

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended 30 Sept 2010	For the Three Months Ended 30 Sept 2009
EXPENSES

Exploration costs	35,351	37,373

Consulting	64,624	3,269

Salaries and wages	23,276	6,972

Accounting	2,915	-

Property tax	-	1,667

Legal costs	10,845	1,000

Interest expenses	21,437	15,863

TOTAL OPERATING EXPENSES	158,448	66,144

NET LOSS	$(158,448)	$(66,144)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	103,731,629	99,614,611

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF  CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM THE DATE OF INCEPTION ( JANUARY 17, 2007) TO SEPTEMBER 30, 2010

	Common Stock		Preferred Stock
	Shares	Common Stock Amount	Preferred Shares	Preferred Shares Amount	APIC	Accumulated Deficit	Total Stockholders' Equity
97.1 million common shares issued at $0.0075 for mining rights on January 17,2007 (Inception date)	97,100,000	$97,100			$631,150		728,250
Common share issued to acquire shell	2,514,611	2,515			(2,515)
Issuance of stock options on January 17, 2007					2,249		2,249
Net Income (loss) in 2007						(220,437)	(220,437)
Balance December 31, 2007	99,614,611	99,615			630,884	(220,437)	510,062
Recognition of stock option expense					350		350
Net Income (Loss) in 2008						(277,558)	(277,558)
Balance December 31, 2008	99,614,611	$99,615			$631,234	$(497,995)	$232,854
Net Income (Loss) in 2009						(489,637)	(489,637)
Balance December 31, 2009	99,614,611	$99,615			$631,234	$(987,632)	$(256,783)
Common shares issued at $0.3333 for property	30,000	30	-	-	9,970	-	10,000
Common shares issued at $0.2 for loan	250,000	250	-	-	49,750	-	50,000
Common shares issued at $0.15 for cash	625,000	625	-	-	94,475	-	95,100
Common shares issued at $0.15 for loan	1,000,000	1,000	-	-	149,000	-	150,000
Preferred shares issued at $0.015 for loan	-	-	24,634,741	2,463	367,058	-	369,521
Common shares issued at $0.03 for loan	231,023	231	-	-	6,769	-	7,000
Common shares issued at $0.02 for loan	2,651,523	2,652	-	-	70,132		72,784
Recognition of stock option expense	-	-	-	-	20,000		20,000
Net Loss from January 1, 2010 to September 30, 2010	-	-	-	-	-	(463,494)	(463,494)
Balance September 30, 2010	104,402,157	$104,403	24,634,741	$2,463	$1,398,388	$(1,451,126)	$54,128

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended 30 Sept 2010	For the Nine Months Ended 30 Sept 2009	For the Period from Inception 17 January 2007) to 30 Sept 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(463,494)	$(265,798)	$(1,451,126)
Adjustments to reconcile net loss to net cash used in operating activities:

Consulting expense of stock options	20,000	-	22,599

Changes in operating assets and liabilities:

Prepaid deposits	(40,000)	-	(40,000)

Accounts payable and accrued interest	23,212	98,766	623,561

CASH USED IN OPERATING ACTIVITIES	(460,282)	(167,032)	(844,966)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Infrastructure, equipment and vehicle	(314,748)	-	(423,930)

CASH FLOWS USED IN INVESTING ACTIVITIES	(314,748)	-	(423,930)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan	630,452	167,032	1,125,000

Issuance of common stock	145,100	-	145,100

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	775,552	167,032	1,270,100

NET INCREASE IN CASH	522	-	1,204

CASH, BEGINNING OF PERIOD	682	-	-

CASH, END OF PERIOD	$1,204	$-	$1,204
Supplementary Non-Cash Disclosures:

Shares issued for property	10,000	-	10,000

Shares issued on conversion of notes	$599,305	$-	$599,305

The accompanying notes are an integral part of these financial statements.

 STRATEGIC MINING CORP.
(Formerly Known as Gold Coast Mining Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Strategic Mining has also entered into a binding agreement with Ba Dinh Mineral Company, a Vietnamese mineral exploration company based in Ho Chi Minh City, to purchase a 51% interest in the Nat Son property that covers 102 hectares. The company also secured an exploration and mining permit for the property located in northern Vietnam approximately 50 kilometers southwest of Hanoi. Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 kilometers.

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

Operating results for the nine month period ended 30 September 2010 are not necessarily indicative of the results that may be expected for the year ending 31 December 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10/A for the year ended 31 December 2009.

2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception of $1,451,126 and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

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

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a 3 month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys budgeted at $630,000. The second stage entails a 12 month program of reverse circulation drilling sampling in areas showing positive assays, totaling $1.2 million. It is anticipated that the first stage will commence in the second half of 2010, and the second will continue for a 15 to 18 month duration to be completed in 2012. During the three month rainy season, no work will be performed.

Nat Son, Vietnam

SMNG in a 51% joint venture with Ba Dinh Minerals Joint Stock Company retains the right to mine for profit per license # 39/QD-UBND (dated June 9th, 2009) issued by the Peoples Committee of Hoa Binh Province, Vietnam. This license is valid for five years from the issue date and is renewable for an addition five years. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam.

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

5.   PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, respectively, property and equipment is as follows:

	Sept 30, 2010 (unaudited)	December 31, 2009

Infrastructure development	$5,932	$5,932
Telecom Equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Land rights	1,072,998	758,250
Total Property and Equipment	$1,170,180	$855,432

No assets have been placed in service as of September 30, 2010.

6.   LOANS PAYABLE

At September 30, 2010 and December 31, 2009, respectively, the Company has loans payable as follows.

	September 30, 2010 (unaudited)	December 31, 2009

AGMC Ltd.	$--	$64,750
Frank Brodzik	128,460	202,307
Sierra Gold Corporation	219,890	50,880
Magma Gold Corporation	71,476	67,076
Peter Sadlocha	98,839	109,536
Robert Nguyen	-	--
Librion Holdings Inc.	45,000	--
Total Loans Payable	$571,665	$494,549

During the three months ended September 30, 2010 the Company converted $72,784 in loans payable to Robert Nguyen into 2,651,523 shares of common stock at $0.02 per share.

During the three months ended September 30, 2010 the Company converted $7,000 in loans payable due to Doug Sterck into 231,023 shares of preferred stock at $0.03 per share.

7.   COMMON AND PREFERRED STOCK

Common stock ($0.001 par value); 400,000,000 shares authorized; 104,402,157common stock issued as of September 30, 2010 (99,614,611 – December 31, 2009).

Preferred Stock – Class A series - Convertible ($0.0001 par value); 25,000,000 shares authorized; 24,634,741 preferred stock issued as of September 30, 2010 (nil – December 31, 2009).

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

8.   STOCK OPTIONS

The Company has established the “2007 Stock Option” that permits the granting of share options and shares to employees, directors and consultants.  The Company believes that such awards better align the interests of the employees and consultants with those of the Company’s shareholders.  The 2007 Stock Option provides for the issuance of up to 9,000,000 shares of common stock available for grant as Incentive Stock Options.  The exercise price for options awarded is $.015. No options have been issued under the 2007 Stock Option plan.

For the nine months ended September 30, 2010 and 2009, the Company recorded consulting costs for options granted in the amount of $20,000 and nil, respectively.
Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model. Since there is not a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the gold mining industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the exploration stage of the Company, similar companies with enough historical data are not available.   The Company was able to find an entity that met the industry criterion and as a result has based its expected volatility off this Company’s historical stock prices for a period similar to the expected term of the option.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Expected dividend yield	0	0
Expected stock price volatility	400%	400%
Risk-free interest rate	2.48%	2.485%
Expected life of options	10 years	10 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Options Remaining	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Inception Date January 17, 2007	-	$-	-
Options granted	500,000	$0.015	5	-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2007	500,000	$0.015	5
Options granted	500,000	$0.015		-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2008	1,000,000	$0.015	4.5
Options granted	500,000	$0.015		-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2009	1,500,000	$0.015	4
Options granted	1,000,000	$0.03	5
Options exercised	-	-	-

Exercisable at September 30, 2010	2,500,000	$0.127	4	-

The weighted average fair value of options granted during the nine months ended September 30, 2010 and 2009 was approximately $0.02 and  $0.002, respectively.

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

Nine months ended September 30, 2010 Compared to the Nine months ended September 30, 2009

Revenues

There were no revenues in either nine month period ended September 30, 2010 and September 30, 2009.

Operating Expenses

Interest expenses for the nine months ended September 30, 2010 were $57,819 and $42,656 for the nine months ended September 30, 2009.  The increase during the nine months ended September 30, 2010, was primarily attributed to increases in interest bearing loans payable and related accrued interest costs.

Accounting expenses for the nine months ended September 30, 2010 were $8,940 and $nil for the nine months ended September 30, 2009.  The increase during the nine months ended September 30, 2010, was primarily attributed to the Company’s filing of its Form 10A and quarterly financial statements preparation for the nine months ended September 30, 2010 which were not required during the corresponding period of 2009.

Salaries and wages expenses for the nine months ended September 30, 2010 were $87,969 and $24,512 for the nine months ended September 30, 2009.  The increase during the nine months ended September 30, 2010, was primarily attributed to salaries payable to the Company’s President in accordance with an agreement effective April 1, 2010 for 9 months for $5,000 per month and wages incurred in the Republic of Guinea related to exploration activities.

Legal expenses for the nine months ended September 30, 2010 were $22,995 and $3,162 for the nine months ended September 30, 2009.  The increase during the nine months ended September 30, 2010, was primarily attributed to the Company’s filing of its Form 10A and quarterly, reports filed on form 10Q, which were not required during the corresponding periods of 2009.

Exploration costs for the nine months ended September 30, 2010 were $136,105 and $93,870 for the nine months ended September 30, 2009.  The increase during the nine months ended September 30, 2010, was primarily attributed to the increased exploration activity in the Guinea, West Africa and Nat Son, Vietnam planned mining operations.

Consulting for the nine months ended September 30, 2010 were $140,167 and $70,145 for the nine months ended September 30, 2009.  The increased during the nine months ended September 30, 2010, was primarily attributed to (i) new consulting contracts signed in July 2010 with Atlantic Gold Mining Corp. for three years for $8,000 per month and in April 2010 with Todd Sterck, the President of the company for nine months at $5,000 per month and (ii) stock option expenses of $20,000 on the granting of 1,000,000 stock options in association with these consulting contracts valued at $0.02 per share.

Net Income (Loss)

We recorded a net loss of $463,494 for the nine months ended September 30, 2010, as compared to a net loss of $265,798 for the nine months ended September 30, 2009.  The increase in net loss is primarily attributed to an increase in operating expenses.

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

Geological mapping and the collection of 98 rock samples was done on the property by Lexam Corporation, the prior owner to Arnevut Resources. The company commissioned a geologist to write a report from work done on the property, which indicated gold, silver and copper mineralization sufficient to warrant further geological mapping and geochemical sampling. No NI 43-101 compliant samples have been taken.  All Quality Assurance and Quality Control (“QA/QC”) protocols are defined by the Canadian Instrument 43-101 which the company has adopted and adheres to the same guidelines regarding its sample acquisition procedures.

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

Vietnam Property

Exploration interest in this property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 kilometers.

The current exploration status of the Nat Son property is early exploration. The next phase will constitute a 13 hole core drilling program.  Total costs to date are $402,262. Future costs are estimated at $1.6 million.

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

The Company does not contemplate additional product research and development, but it does anticipate additional exploration and development costs on its properties. The Company anticipates and increases in labor force to explore and develop its properties which will be sought from outside contract labor.

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

On September 30, 2010, we had cash of $1,204, compared to $682 for the year ended December 31, 2009.  Our working capital deficit as of September 30, 2010 was $11,160,052, compared to a working capital deficit of $1,112,215 for the year ended December 31, 2009.

Net cash used by operating activities during the nine months ended September 30, 2010 was $460,096, compared with net cash used of $167,032 for the nine months ended September 30, 2009.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $775,366, as compared with net cash of $167,032  during the nine months ended September 30, 2009.  Net cash used in investing activities during the nine months ended September 30, 2010 was $314,748, with no net cash used in investing activities for the nine months ended September 30, 2009.

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

Certain Contracts and Related Party Transactions

On October 22, 2009, the company entered into a binding letter of intent with Ba Dinh Minerals, JSC, to acquire a 51%  interest in the Nat Son property. Subsequently, the director of Bah Dinh, Todd Sterck, became our CEO. Mr. Sterck resigned from Ba Dinh Minerals, JSC, on July 22, 2010.

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

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

●           Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●           Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

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

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in our Form 10/A dated August 04, 2010.

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

STRATEGIC MINING CORP.

Date: November 22, 2010	By:	/s/ Todd Sterck
Todd Sterck
President, Chief Operating Officer, Chief Financial Officer, Director