Form 10-K
period 2010-12-31
Strategic Mining Corp
filed 2011-04-15
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _____________ to _____________

Commission file number: 000-53961

STRATEGIC MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0432539
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 King Street West, Suite 1800 Toronto, ON, Canada	M5X 1E3
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 818-665-2098

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.    ☐ Yes     ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K._____

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $3,482,038.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March  31,2011 was 158,343,294 shares.

PART I

Item 1.  BUSINESS

FORWARD LOOKING STATEMENTS

This annual report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes” or “does not believe”, "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

–risks related to our mineral operations being subject to government regulation;

–risks related to our ability to obtain additional capital to develop our resources, if any;

–risks related to mineral exploration activities;

–risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

–risks related to the competitive industry of mineral exploration;

–risks related to our title and rights in our mineral properties;

–risks related to the possible dilution of our common stock from additional financing activities; and

–risks related to fluctuations of the price of our shares of common stock.

BUSINESS DEVELOPMENT

Strategic Mining Corporation, formerly known as Gold Coast Mining Corp. was originally incorporated in Delaware on August 24, 2005 as Infocenter Inc. On February 28, 2000, the company changed its name to Green Dolphin Systems Corp. and new corporate officers were appointed.  On January 10, 2006, the Board of Directors adopted a resolution authorizing the assignment of all the assets of Green Dolphin Systems Corp. to Penta Deltex, Ltd., a Canadian corp., in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to Penta Deltex, and assumption by Penta Deltex of all obligations owed by Green Dolphin Systems Corp. to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin Systems Corp. effectively ceased operations on January 10, 2006.

On April 26, 2004, the SEC temporarily suspended trading of the common stock of the Company on the over-the–counter bulletin board, because it appeared to the SEC that “there was a lack of current and accurate information concerning the securities of (the company) because of questions regarding the accuracy of assertions by (the company) and by others, in press releases and public statements to investors concerning, among other things, (the company’s) business relationship with a national restaurant chain.”

The Company cooperated with the SEC in its investigation, and the investigation was subsequently closed with no enforcement action taken.  All records obtained by the SEC in the investigation have been returned to the Company.  The company subsequently filed new public information disclosures with FINRA , and now trades on the over-the-counter bulletin board under the trading symbol SMNG.

The Company, under former management, stopped filing reports with the Securities and Exchange Commission in the first quarter of 2006.  On August 16, 2006, it filed a form 15-12g to terminate its registration under the 1934 Act.

On December 1, 2006, the Company changed its name to Gold Coast Mining Corp. and new corporate officers were appointed shortly after.  On November 13, 2009, the Company changed its domicile and was reincorporated in the State of Wyoming.   On November 23, 2009, the Company changed its name to Strategic Mining Corporation.  The Company’s fiscal year end is December 31.  The Company has never been in bankruptcy or receivership.

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

In February 2010, the Company amended its articles of incorporation to authorize 25 million shares of preferred convertible stock.  On March 4, 2010 the board of directors designated rights and preferences of the preferred stock as “Series A Convertible Preferred Stock,” with voting rights per preferred share equal to ten shares of common stock and conversion rights of each preferred share to convert to one share of preferred common stock.

BUSINESS

The Company is an exploration stage mining company with a plan of operations to engage in the exploration of gold mining properties in the Western United States, Vietnam and Guinea, West Africa. We have generated no revenues to date and have incurred losses of $1,656,516 from January 17, 2007 (inception) to December 31, 2010.  There can be no assurance that any viable mineral deposits exist, and further exploration will be required before a final evaluation as to the economic and legal feasibility of each property is determined.

Properties

Guinea, West Africa

Siguiri Porperty

Senegal
The Gambia
Guinea-Bissau
Bissau
Ilha Bolama
Siguiri permit
(Uagadugu)
Burkina Faso
Conakry
Guinea
Freetown
Sierra Leone
Côte d'Ivoire
Togo
(Monróvia)
Liberia
Yamoussoukro
Ghana
Abidjan
Accra
531 km
Map Data © 2007 AND
© 2007 Europa Technologies
Image © 2007 TerraMetrics
Image NASA
©2007 Google

On January 14, 2007, the Company entered into an agreement with Gold River of Africa Corporation, whereby the Company acquired certain exploration equipment and a mining claim in Guinea, West Africa, in exchange for 50 million shares of Company common stock (the “Siguiri exploration permit.”)  The Siguiri exploration permit comprises 103 square kilometers, approximately 492 kilometers north east of the of Conakry, the capital of the country, near the city of Siguiri.  The permit area is centered on 11 degrees 16 minutes 20 seconds north, 9 degrees, 36 minutes 20 seconds west in the Prefecture of Siguiri in north central Guinea.  Siguiri is the second largest city in Guinea and is the supply center for the mining industry in northern Guinea.

The company holds 100% interest in a two year exploration permit issued by the Republic of Guinea #2009/1031 dated May  2009 to Gold River of Africa Company. We acquired the interest in exchange for 50,000 shares of common stock. The Guinea government is entitled to a 15% royalty on all extracted minerals covering 103 square kilometers in the Siguiri region of Guinea. The mining rights were issued to the Gold River of Africa, a Guinea based company, and are 2 years in duration.  The permit issued is for exploration.  The property name is the Siguiri project located in the Prefecture of Siguiri. The permit number is 2009/1031.  There are no annual fees for the permit.  The size of the exploration permit is 103 square kilometers.

In 2007, the Company commissioned an independent geologist to conduct due diligence sampling and mapping of the permit areas with potential for gold in Birimian sedimentary to metasedimentary volcanic rocks, similar to most host major gold deposits in Guinea and West Africa.  The geological study, published in July 2007, concluded that the geomorphology and distribution of elluvial and alluvial placer gold indicated a lode source of gold within the permit area, warranting further exploration.

The source of lode gold in the permit area is obscured by an extensive lateral cap of residual alumina and iron oxides.  This material was formed during a long period of intense tropical weathering that almost mantles the underlying bedrock or saprolite.  There are two hills within the permit area that have similar relief to the silicified mineralized zones at the SAG mine 35 kilometers to the north east.  Abundant quartz float is present on the hillside surfaces, below the level of laterite cap on the hill and in one case quartz vein material outcropping near the top of the hill, with some samples positively assayed for gold greater than .10 grams per ton.

Adjacent to the hills are elluvial and alluvial gold concentrations have been historically and are currently being worked by artisanal miners.  The elluvial deposits are at the base of the slope where gold float and a quartz vein sampled assayed positively for gold.

A program of termite mound sampling was undertaken to screen the remainder of the permit area.  This sampling tested positive for gold in the area where alluvial mining was present as well as areas where it was not being conducted.

The report, prepared pursuant to the Canadian standard, NI 43-101, recommended a two stage program of further exploration.  The first stage entails completion of the termite mound sampling, geological mapping, and geological soils sampling.  The second stage recommended entails reverse circulation drilling sampling in areas showing positive assays.

The author preparing the NI 43-101 report conducted due diligence samples and the samples collected in December of 2006 and by guidelines, to ensure chain the custody, the samples were in his possession at all times. When the location of a potential sample was reached, the following protocol was followed:

1. Plastic sample bags were labeled with indelible ink.
2. A field sample tag with the same number as written on the outside of the bag put into the plastic sample bag with the sample.
3. The sample collected and the sample bag closed and sealed with a single use cable tie.
4. The author carried the sample to camp and remained in the author’s possession until submitted to SGS Guinee laboratory in Siguiri, Guinea.

All QA/QC protocols are defined by the Canadian Instrument 43-101 which the company has adopted and adheres to the same guidelines regarding its sample acquisition procedures.

Management recommends that continued exploration of the permit area should comprise completion of the termite mound sampling to identify areas of anomalous gold beneath the laterite cap. After completion of the termite mound sampling a reverse circulation drilling program is recommended. Should the termite mound sampling indicate more extensive areas of anomalous gold in the north of the permit area a high resolution airborne geophysical survey (magnetometer, electromagnetic and radiometric survey) should be undertaken over the entire permit area to identify underlying structures and delineate additional areas for future drilling. For the proposed drilling program the target areas appears to be:

1)  Northwest to south-east drilling across both the assumed structural and stratigraphic fabrics
2)  Northwest to south east drilling across the topographic highs with silicified rocks and surrounded by alluvial and elluvial artisanal workings possibly derived from the silicified areas.

Acquisition in progress-Dinguiraye property

On February 11, 2011, the Company entered into a Letter of Intent with Gold River of Africa Corporation (“Gold River”), related to the proposed acquisition of an option to acquire an undivided 100% interest in the eastern one-third of the Paramangui Exploration Permit (the “Dinguiraye property”) located in North Central Guinea, West Africa.

The Letter of Intent is binding and grants to the Company, after a due diligence period of up to April 30, 2011, approval of the board of directors of the Company and the board of directors of Gold River,  (the “Effective Date”) the right to acquire the Dinguiraye property upon the issuance of 15,000,000 shares of Company common stock.  The due diligence period entitles the Company to undertake a comprehensive program of due diligence with regard to the Dinguiraye property and all exploration that has been conducted thereon to date.

Gold River of Africa holds a 100% interest in the Paramangui Exploration Permit issued by the Republic of Guinea #A2006/3480/MMG/SGG dated July 24, 2006 to Gold River of Africa Company. The permit issued is exploration. The property name is the Dinguiraye property located in the Prefecture of Dinguiraye. There are no annual fees for the permit. The size of the exploration permit is 166.6 square kilometers.

The location of the permit area is approximately 383 kilometers northeast of Guinea’s capital, Conakry, at 11 degrees 55 minutes north 00 minutes west in north Central Guinea.  The main port of entry is Conakry.  From there airline flights arrive and depart to Europe and neighboring west African countries.  Travel to the property by road entails riving on the main Conakry to Sigurd tarmac highway 370 kilometers to the town of Bissikirma where a regularly maintained gravel road can be taken 75 kilometers to the administrative center of Dinguiraye.  The southern property boundary is 40 kilometers to the northwest, reached along a gravel road with the use of a four wheel drive vehicle.

In 2007, Gold River commissioned an independent geologist to conduct due diligence sampling and mapping of the permit area with potential for lode gold mineralization.  The geological study, published in July 2007, concluded that the Paramangui permit area is a property of merit and has good potential for an economic old deposit.  The study further concluded that mineralization on the property is lode quartz vein system hat is partly buried beneath a laterite cap.  Those areas that are not beneath the laterite cap have been mined by artisanal miners and have been eroded to form both the elluvial and alluvial deposits that the author of the report observed being worked by artisanal miners.  The study concluded that the orientation of the gold mineralization requires geological mapping and trenching, followed by inclined reverse circulation drilling beneath the saprolite and laterite cap.  Due diligence sampling confirmed gold in quartz vein material from 8 out of 26 assay samples.

The report, prepared pursuant to the Canadian standard, NI 43-101, recommended a two stage program of further exploration. The first stage entails creating access to the property and creating a usable camp in close proximity to it, as well as an airborne geophysical survey.  It also entails a geochemical survey of sample termite mounds, soil geochemical sampling, on limited areas to identify known elluvial occurrences in the soil horizon, and excavation of test pits, to locate new areas for trenching and/or clean out old trenches for further sampling. The second phase of exploration suggested consists of reverse circulation drilling tests of areas identified by the mapping, geological sampling and trenching.

The author preparing the NI 43-101 conducted due diligence samples and the samples collected in December of 2006 and by guidelines, to ensure chain the custody, the samples were in his possession at all times. When the location of a potential sample was reached, the following protocol was followed:

1. Plastic sample bags were labeled with indelible ink.
2. A field sample tag with the same number as written on the outside of the bag put into the plastic sample bag with the sample.
3. The sample collected and the sample bag closed and sealed with a single use cable tie.
4. The author carried the sample to camp and remained in the author’s possession until submitted to SGS Guinee laboratory in Siguiri, Guinea.

All QA/QC protocols are defined by the Canadian Instrument 43-101 which the company has adopted and adheres to the same guidelines regarding its sample acquisition procedures.

The properties are without known reserves and the proposed program is exploratory in nature.

East Canyon Property

On January 7, 2010, the Company entered into an option agreement with Arnevut Resources, Inc, whereby it acquired the option to purchase 75% of the mining claims known as the “East Canyon Property,” for an option price of $10,000 cash, the assumption of annual maintenance fees to the Bureau of Land Management, the undertaking of the payment of $400,000 of work expenditures by year three of the agreement, and an additional payment of $40,000 by year four.  We also must submit annual reports to the seller on technical work performed and expenses incurred.  The 75% interest in the mining claims will be earned upon satisfaction of all the recited terms.  Until then, we have only the right but not the obligation to exercise the option and  to enter and work on the land.  So far, only the $10,000 has been paid.

On December 21, 2010 the Company decided to focus on its other properties and informed Arnevut Resources, Inc. that it has decided not to move ahead with the acquisition.

The East Canyon property is located in Eastern Nevada and western Utah. Claim EC-1 and a north-south sliver of EC-2 and EC-3 are located west of the border in Section 16, T39N, R 70 W Elko County, Nevada. The remainder of the claims is situated in Sections 4 and 5, T6N, R19W Box Elder County, Utah. The property is accessible by a BLM maintained road.  The claims were located by Manuel Montoya of Parker, Colorado. Arnevut Resources acquired the claims in October of 2009. On January 2010, Arnevut Resources signed a farmout agreement with Strategic Mining Corporation conveying an option to acquire a 75% working interest in the property. The company holds an interest pursuant to the farmout agreement with Arnevut Resources in 10 Federal Mining Claims (EC1 – EC10 totaling 200 acres). The farmout agreement gives SMNG 75% interest in all extracted minerals. If the Property is put into Commercial Production the Company agrees to pay Arnevut Resources a Net Smelter Royalty equal to 2% of Net Smelter Returns.

EC1 – EC10 are federal mining claims.  The property name is East Canyon and the claim names are EC1 – EC10. The dates of recordation are February 3, 2009.  The agreement with Arvnevut Resources provides a payment schedule of $10,000 and royalties of 2%.  The area of the East Canyon claims is approximately 200 acres.

The company has 75% interest in the mineral rights (10 lode mining claims) and must continue to advance the property as defined in the joint venture agreement. A $145 yearly maintenance fee to the BLM is the responsibility of the company as well as the yearly intent to hold file with the appropriate counties.

There is no equipment on site and no major infrastructure.  Currently the property is still in early exploration status and a drilling program is currently being developed.  Total costs to date incurred are $10,000 and future costs are estimated at $728,250.  Water would be available by well only and power by generator.  The East Canyon Property currently has no defined reserves and is the early exploration stage.

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

Vietnam Property

CHÚC SƠN

6150 IV

HANOI
NAT SON PROPERTY
CHƯƠNG MỸ

1 : 50 000

CHÚC SƠN 6150 IV

On October 22, 2009, the Company entered into a binding letter of intent with Ba Dinh Minerals, JSC, which was signed on behalf of Ba Dinh by our CEO, Todd Sterck, before he was appointed as our CEO, whereby we agreed to purchase 51% of the assets associated with the Nat Son property in Vietnam for $320,000 in cash.  Upon closing, we will own an undivided 51% in the mining claims known as the “Nat Son” Exploration Property.   The Nat Son exploration property consists of mining claims on approximately 102 hectares of land in northern Vietnam, in a position approximately 50 km. southwest of Hanoi.  Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km.

The Nat Son property is located 50 Km SW of Hanoi and is accessible by road.  The company holds a 51% majority of the mineral rights by virtue of a Joint Venture with Ba Dinh Minerals JSC. The retention of mineral rights is conditioned upon the company to putting a best effort into developing the property.

To date the company and Ba Dinh Minerals JSC have built crew housing and a core shack.  The company also had a new road completed from Luong Son village to the property site. A 43-101 was prepared by Hassan Alief and a geochemical report was completed by Bob Marvin.  To date there have been no subsurface improvements and no equipment is on site.

There is no equipment on site. A new road was installed October 2009. The two buildings on site are designed for employee housing and drill core storage.

The current exploration status of the Nat Son property is early exploration. The next phase will constitute a 13 holecore drilling program.  Total costs to date at $228,398.  Future costs are estimated at $1.6 million.

Water is available by artesian springs on the property and power will be by generator.  At this time there are no defined reserves on the property and is currently in an exploration status only.

The company has a 51% interest in the Nat Son property in Hoa Binh Province by means of a joint venture with Ba Dinh Minerals JSC.  Mineral rights were issued by the Peoples Committee of Hoa Binh Province to Ba Dinh Minerals JSC.  The Peoples Committee of Hoa Binh Province issued An Exploitation Permit to Ba Dinh Minerals JSC on June 9th, 2009 No.: 39/QÐ – UBND.  The property name is “Nat Son” Located in Nat Son Commune, Kim Boi District, Hoa Binh Province.  This permit is valid for five years from the issue date and in renewable for an addition five years. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam.The company is responsible for all Exploration and Exploitation Costs. There are no annual fees or dues associated with the Nat Son Property.  The total land area of the Nat Son Property is 103 hectares with 40 hectares approved for exploitation.

A geological report pursuant to the Canadian standard N1 43-101 was prepared on the property in September 2009, and in December 2009, a further report was issued based on two weeks of detailed field work. As a result of the field work, the company’s commissioned geologists recommended a detailed drill program to test the subsurface potential of the property.

The report concluded that the Nat Son property is centered on a 2 to 3 square kilometer area of strong to intense sericite-kaolinite-quartz-anhydrite alteration of Triassic age clastic and volcanic rocks.  Strongly gold mineralized, arsenopyrite rich, quartz veins occur within in this envelope.  The veins, mineralization and alteration appear to be focused around a series of strongly altered, andesite porphyry intrusions Mineralized veins on the Nat Son property occur in two distinct sets; an apparently dominate ENE set and a secondary N-S set.

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

Employees

We currently employ three management level employees.  The Company may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for any products.

Government Regulation

Our activities will be subject to various federal, foreign and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Environmental Risks

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we may become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Competition

There is aggressive competition within the minerals industry to discover, acquire and mine mineral properties considered to have commercial potential.   In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties.

The company competes in Guinea with other more established gold mining companies in the area, such as Cassidy Gold Corporation, and AngloGold Ashanti.

Item 1A.  RISK FACTORS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Because Most of Our Operations Will Be Located Outside the U.S., U.S. Investors May Experience Difficulties In Attempting To Enforce Judgments Based Upon U.S. Federal Securities Laws.  U.S. Laws and/or Judgments Might Not Be Enforced Against Us In Foreign Jurisdictions.

Most of our operations and assets will be located outside of the United States.  As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against any of our individual directors or officers.   In addition, U. S. investors should not assume that courts in the countries in which our operations or assets are located (i) would enforce judgments of U.S. courts obtained in actions against us based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us based upon these laws.

Mining activities involve a high degree of risk.

Our operations on our properties will be subject to all the hazards and risks normally encountered in the mining deposits of gold.  These hazards and risks include, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, pit-wall failures, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability.  Milling operations, if any, are subject to various hazards, including, without limitation, equipment failure and failure of retaining dams around tailings disposal areas, which may result in environmental pollution and legal liability.

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. In particular, past mining operations indicate that care must be taken to ensure that proper mineral grade control is employed and that proper steps are taken to ensure that the underground mining operations are executed as planned to avoid mine grade dilution, resulting in uneconomic material being fed to the mill. Other unforeseen and uncontrollable difficulties may occur in planned operations at our properties which could lead to failure of the operation.

If we make a decision to exploit either of our properties based on gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world.  These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

We may be adversely affected by fluctuations in gold prices.

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals.  Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any resource estimates at our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated resource quantities and would affect only the resultant cash flow.  Because any future mining would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

Mineralized material calculations and life-of-mine plans, if any, using significantly lower gold and precious metal prices could result in material write-downs of our investments in mining properties and increased reclamation and closure charges.

In addition to adversely affecting any of our mineralized material estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project.  Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel or open pit wall.  Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.

Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Future legislation and administrative changes to the Vietnamese and Guinean mining laws could prevent us from exploring our properties.

Vietnamese and Guinean laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities.   Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations.

We are a relatively young company with limited operating history

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

Our Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception of ($1,656,516) and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and productions stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time.

Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment. Persons who cannot afford to lose their entire investment should not invest in this offering.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration-stage properties, or properties capable of producing precious metals.  Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms it considers acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors.

Risks Relating to Our Common Stock

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our common stock is traded on the over-the-counter bulletin board, is illiquid and subject to price volatility unrelated to our operations.

Our shares of common stock are currently traded on the over-the-counter bulletin board. Many institutional investors have investment policies which prohibit them from trading in stocks on the over-the-counter bulletin board. As a result, stock quoted on the bulletin board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges.

In addition, the stock market is subject to extreme price and volume fluctuations.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, our quarterly operating results, operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  Certain of these factors can have a significant effect on the market price for our stock for reasons that are unrelated to our operating performance.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

Issuance of additional securities.

Our Board of Directors has authority to issue additional shares of common stock or other securities without the consent or vote of our stockholders. The issuance of additional shares, whether in respect of a transaction involving a business opportunity or otherwise, may have the effect of further diluting the proportionate equity interest and voting power of our stockholders. In the event of such future acquisitions, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Such actions by the Board of Directors could materially adversely affect our operating results and/or the value of our common stock.

Item 2.  PROPERTIES

Guinea, West Africa

The Siguiri exploration permit comprises 103 square kilometers, approximately 492 kilometers north east of the of Conakry, the capital of the country, near the city of Siguiri. The permit area is centered on 11 degrees 16 minutes 20 seconds north, 9 degrees, 36 minutes 20 seconds west in the Prefecture of Siguiri in north central Guinea. Siguiri is the second largest city in Guinea and is the supply center for the mining industry in northern Guinea.

East Canyon Property

The East Canyon property is located in on the northern border of Nevada and Utah in Eastern Nevada (Elko County) and Western Utah (Elder County). The current owner of the claims, Arnevut Resources, has signed a farmout agreement with the company, conveying an option to the company to acquire a 75% working interest in the property,   Geological mapping and the collection of 98 rock samples was done on the property by Lexam Corporation, the prior owner to Arnevut Resources.

Vietnam Property

The Nat Son exploration property is located in northern Vietnam in a position approximately 50km. southwest of Hanoi.  Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the over the counter bulletin board under the symbol "SMNG." During the fiscal year ended December 31, 2010, our common stock traded publicly on the OTC Pink Sheets.  The over the counter bulletin board and the pink sheets are regulated quotation services that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The over the counter bulletin board and pink sheet securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the over the OTC pink sheets and over-the-counter bulletin board:

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010
Fourth Quarter	$0.17	$0.03
Third Quarter	$0.09	$0.02
Second Quarter	$0.23	$0.03
First Quarter	$0.35	$0.10
FISCAL YEAR ENDED DECEMBER 31, 2009
Fourth Quarter	$0.30	$0.05
Third Quarter	Not available for trading
Second Quarter	Not available for trading
First Quarter	Not available for trading

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of March 31, 2011, there were 158,343,294 shares of common stock outstanding held by approximately 208 holders of record.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Penny Stock Status

The Company’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer makes it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Unregistered Sales of Securities

The following securities were issued by Strategic Mining Corporation within the past three years and were not registered under the Securities Act:

On January 12, 2010 250,000 shares of common stock were issued to Phong Hai Ha to satisfy a debt for $50,000, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On January 12, 2010, 30,000 shares of common stock were issued to Arnevut Resources for $10,000 owed on the East Canyon property, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On March 11, 2010, 625,000 shares of common stock were issued to non-affiliate Librion Holdings Inc., in exchange for $95,100 cash, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors, and no underwriters were used in the transaction.

On April 17, 2010, 1,000,000 common shares were issued to non-affiliate Librion Holdings, Inc., in exchange for $150,000 cash, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On April 17, 2010, 24,634,741 shares of Series A Preferred Stock was issued to five non-affiliate investors, in discharge of debt owed to the Company of $369,521, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On July 21, 2010, 2,651,523 common shares were issued to non-affiliate Tu Tam Ngugen in exchange for $72,784 of debt, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On July 26, 2010, 231,023 common shares were issued to Douglas Sterck in exchange for $7,000 debt, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On November 1, 2010 the Company converted $17,500 in accounts payable to Swincan Developments Limited. a private company which Secretary and Director Ian Lambert is a director and president,  into 500,000 shares of common shares at $0.035 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On November 7, 2010 the Company converted $17,500 in accounts payable to Rocmar Farms Ltd. a private company which J Spence Stewart is a director and president,  into 500,000 shares of common shares at $0.035 per share.  The price was determined by the Board of Directors and no underwriters were used in the transaction.

On November 27, 2010 the Company converted $60,000 in accounts payable to Librion Holdings Inc. into 1,355,923 shares of common shares at $0.04425 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 17, 2010 the Company converted $143,793 in loans payable to Douglas Evans into 9,586,226 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 19, 2010 the Company converted $145,000 in loans payable to Atlantic Gold Mining Corp. into 9,666,667 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 20, 2010 the Company converted $86,992 in loans payable to Magma Gold Corporation into 5,799,503 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 17, 2010 the Company converted $63,505 in loans payable to Sierra Gold Corp. into 4,233,700 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 26, 2010 the Company converted $199,712 in loans payable to Sierra Gold Corp. into 6,051,902 shares of common shares at $0.033 per share.

On December 27, 2010 the Company converted $34,599 in loans payable to AGMC Ltd. into 1,048,479 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 27, 2010 the Company converted $17,212 in loans payable to Magma Gold Corporation into 521,573 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 27, 2010 the Company converted $61,500 in loans payable to Atlantic Gold Mining Corp. into 1,863,363 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 28, 2010 the Company converted $119,566 in loans payable to Peter Sadlocha into 3,623,220 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 29, 2010 the Company converted $184,829 in loans payable to Frank Brodzik into 5,600,876 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 29, 2010 the Company converted $86,687 in loans payable to Librion Holdings Inc. into 2,626,894 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 31, 2010 the Company converted $31,918 in loans payable to Todd Sterck into 962,811 shares of common shares at $0.03315 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

Proceeds from the above-referenced sales were used for administrative and corporate expenses, including legal, accounting, consulting and finance activities, as well as research, travel and acquisition expenses.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information. The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Twelve months ended December 31, 2010 Compared to the Twelve months ended December 31, 2009

Revenues

There were no revenues in either twelve month period ended December 31, 2010 and December 31, 2009.

Operating Expenses

Interest expenses for the twelve months ended December 31, 2010 were $61,139 and $68,893 for the twelve months ended December 31, 2009.  The  decrease during the twelve months ended December 31, 2010, was primarily attributed to decreases in interest bearing loans payable and related accrued interest costs.

Accounting expenses for the twelve months ended December 31, 2010 were $22,034 and $4,720 for the twelve months ended December 31, 2009.  The increase during the twelve months ended December 31, 2010, was primarily attributed to the Company’s filing of its Form 10A and quarterly financial statements preparation for the nine months ended September 30, 2010, six months ended June 20, 2010 and annual 10K filing,  which were not required during the corresponding period of 2009.

Salaries and wages expenses for the twelve months ended December 31, 2010 were $110,451 and $33,178 for the twelve months ended December 31, 2009.  The increase during the twelve months ended December 31, 2010, was primarily attributed to salaries payable to the Company’s President in accordance with an agreement effective April 1, 2010 for 12 months for $5,000 per month and wages incurred in the Republic of Guinea related to exploration activities.

Legal expenses for the twelve months ended December 31, 2010 were $26,042 and $12,487 for the twelve months ended December 31, 2009.  The increase during the twelve months ended December 31, 2010, was primarily attributed to the Company’s filing of its Form 10A, 10K and quarterly, reports filed on form 10Q, which were not required during the corresponding periods of 2009.

Exploration costs for the twelve months ended December 31, 2010 were $179,303 and $196,598 for the twelve months ended December 31, 2009.  The decrease during the twelve months ended December 31, 2010, was primarily attributed to the increased planning of mining operations of exploration projects in the Guinea, West Africa and Nat Son, Vietnam.  These planning activities resulted in less resources being allocated compared to the prior year.

Consulting expenses for the twelve months ended December 31, 2010 were $260,416 and $123,465 for the twelve months ended December 31, 2009.  The increased during the twelve months ended December 31, 2010, was primarily attributed to (i) new consulting contracts signed in July 2010 with Atlantic Gold Mining Corp. for three years for $8,000 per month and in April 2010 with Todd Sterck, the President of the company for nine months at $5,000 per month and (ii) stock option expenses in association with outstanding awards.

Net Income (Loss)

We recorded a net loss of $668,884 for the twelve months ended December 31, 2010, as compared to a net loss of $489,637 for the twelve months ended December 31, 2009.  The increase in net loss is primarily attributed to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had an accumulated deficit of $1,656,516 and a working capital deficit of $98,754. For the year ended December 31, 2010, net cash used in operating activities amounted to $557,460, as compared to $175,750 for the year ended December 31, 2009.

At December 31, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

We will need to raise additional capital through equity or debt financing in the next twelve months in order to fund our planned operations and repay, restructure or refinance our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, expand our marketing and sales and engineering capabilities, and continue to develop innovative solutions for our customers. Although we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months, there can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.

OFF-BALANCE SHEET ARRANGEMENTS

None.

The Company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The Company is an exploration stage company with a plan of operations as set forth below.

PLAN OF OPERATIONS

Our current plan of operations is to complete further exploration, drilling and mapping on our various properties, as follows:

Guinea, West Africa

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a 3 month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys budgeted at $630,000. The second stage entails a 12 month program of reverse circulation drilling sampling in areas showing positive assays, totaling $1.2M.  It is anticipated that the first stage will commence in the first half of 2011, and the second will continue for a 15 to 18 month duration to be completed in 2012. During the three month rainy season, no work will be performed.

East Canyon, Utah/Nevada

In December 21, 2010 the Company decided to focuson its other properties and informed Arnevut Resources, Inc. that it has decided not to move ahead with the acquisition.

Nat Son, Vietnam

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property.  The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning 12 months budgeted at $1.6 million. The program will commence in the winter of 2011. Given positive test results, a further drilling program would be initiated that would require another 12 months. There will be a work stoppage during the 2 month rainy season.

The Plan of Operation in terms of amount of work undertaken, and timing of the work, is dependent upon the successful raising of equity capital to fund the projects.  Should the capital be available, it is anticipated that the recommended work programs outlined will take between two to three years to accomplish.

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

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Dinguiraye Property

The Company is still in the process of due diligence on the Dinguiraye property, and will decide whether to exercise its option to acquire the property by April 30, 2011.

Critical Accounting Estimates and Policies

Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the period, reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management reviews its estimates, including those related to personal injury and other claims, environmental claims, depreciation, pensions and other post-retirement benefits, and income taxes, based upon currently available information.  Actual results could differ from these estimates.

Stock-Based Compensation

FASB ASC 505-50 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.   FASB ASC 505-50 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 505-50 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with FASB ASC 505-50.

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Property

The properties are carried at cost less accumulated depreciation.  Labor, materials and other costs associated with the preparation of the land improvements are capitalized to the extent they meet the Company’s minimum threshold for capitalization.  Major overhauls and large refurbishments are also capitalized when they result in an extension to the useful life or increase the functionality of the asset.  Included in property additions are the costs of development.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  No assets have been placed in service as of December 31, 2010.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued interest, the carrying amounts approximate fair values due to their short maturities.

Earnings per Share

Earnings per share of common stock are computed in accordance with ASC 260-10. Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive.  Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Strategic Mining Corporation

We have audited the accompanying balance sheets of Strategic Mining Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the date of inception (January 17, 2007) through December 31, 2010. Strategic Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Mining Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception (January 17, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 14, 2011

STRATEGIC MINING CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

31 DECEMBER 2010

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS
AS OF
(Expressed in United States Dollars)

	31 December 2010	31 December 2009

ASSETS
Current Assets
Cash	$2,600	$682
Prepaid deposits	41,000	-

Total Current Assets	43,600	682
Long Term Assets
Infrastructure development	5,932	5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Property	1,162,948	758,250

Total Long Term Assets	1,260,130	855,432
Total Assets	$1,303,730	$856,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$50,511	$498,640
Accrued interest	3,320	119,708
Loan payable	88,523	494,549

Total Liabilities	142,354	1,112,897

Stockholders' Equity
Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 24,634,741 ( nil - Dec, 31, 2009)	2,463	-
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 158,343,294 (99,614,611- Dec, 31,2009)	158,344	99,615
Additional paid-in capital	2,657,085	631,234
Deficit accumulated during the exploration stage	(1,656,516)	(987,632)

Total Stockholders' Equity	1,161,376	(256,783)
Total Liabilities and Stockholders' Equity	$1,303,730	$856,114

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	For the Year Ended 31 Dec 2010	For the Year Ended 31 Dec 2009	For the Period from Inception (17 January 2007) to 31 Dec 2010

EXPENSES
Interest expenses	61,139	68,893	189,491
Accounting	22,034	4,720	50,930
Salaries and wages	110,451	33,178	200,679
Consulting expenses	260,416	123,465	616,482
Legal costs	26,042	12,487	44,529
Property tax	9,499	12,815	38,814
Incorporation tax	-	5,047	11,197
Exploration costs	179,303	196,598	445,460
Permits	-	32,434	58,934
TOTAL OPERATING EXPENSES	668,884	489,637	1,656,516

NET LOSS	$(668,884)	$(489,637)	$(1,656,516)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	104,018,246	99,614,611

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (17 January 2007) TO 31 December 2010

	Common Stock		Preferred Stock
	Shares	Common Stock Amount	Preferred Shares	Preferred Shares	APIC	Accumulated Deficit	Total stockholders' Equity
97.1 million common shares issued at $0.0075 for mining rights on January 17,2007 (Inception date)	97,100,000	97,100			631,150		728,250

Common share issued to acquire shell	2,514,611	2,515			(2,515)

Issuance of stock options on January 17, 2007					2,249	(220,437)	2,249

Net Income (loss) in 2007							(220,437)

Balance December 31, 2007	99,614,611	99,615			630,884	(220,437)	510,062

Recognition of stock option expense					350		350

Net Income (Loss) in 2008						(277,558)	(277,558)

Balance December 31, 2008	99,614,611	99,615			631,234	(497,995)	232,854

Net Income (Loss) in 2009						(489,637)	(489,637)

Balance December 31, 2009	99,614,611	$99,615			$631,234	$(987,632)	$(256,783)

Common shares issued at $0.3333 for property	30,000	$30	-	-	$9,970	-	$10,000

Common shares issued at $0.2 for loan	250,000	$250	-	-	$49,750	-	50,000

Common shares issued at $0.15 for cash	625,000	625	-	-	94,475		95,100

Common shares issued at $0.15 for cash	1,000,000	1,000	-	-	149,000		150,000

Preferred shares issued at $0.015 for loan	-	-	24,634,741	2,463	367,058	-	369,521

Common shares issued at $0.03 for loan	231,023	231	-	-	6,769	-	7,000

Common shares issued at $0.02 for loan	2,651,523	2,652	-	-	70,132	-	72,784

Common shares issued at $0.04425 for loan	1,355,923	1,356	-	-	58,644	-	60,000

Common shares issued at $0.015 for loan	9,586,226	9,586	-	-	134,207	-	143,793

Common shares issued at $0.015 for loan	9,666,667	9,667	-	-	135,333	-	145,000

Common shares issued at $0.015 for loan	10,033,203	10,033	-	-	140,465	-	150,498

Common shares issued at $0.033 for loan	6,051,902	6,052	-	-	193,660	-	199,712

Common shares issued at $0.033 for loan	3,433,415	3,433	-	-	109,878	-	113,311

Common shares issued at $0.033 for loan	11,850,990	11,851	-	-	379,163	-	391,104

Common shares issued at $0.033 for consulting	1,000,000	1,000	-	-	34,000	-	35,000

Common shares issued at $0.033 for loan	962,811	963	-	-	30,955	-	31,918

Recognition of stock compensation expense	-	-	-	-	62,392	-	62,392

Net Loss from January 1, 2010 to December 31, 2010	-	-	-	-	-	(668,884)	(668,884)
Balance December 31, 2010	158,343,294	158,344	24,634,741	2,463	2,657,085	(1,656,516)	1,161,376

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
	For the Year Ended 31 Dec 2010	For the Year Ended 31 Dec 2009	For the Period from Inception (17 January 2007) to 31 Dec 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(668,884)	$(489,637)	$(1,656,516)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock compensation expense	62,392	-	62,742
Shares issued for services provided	35,000	-	37,249
Interest accrued on converted loans	39,659		39,659

Changes in operating assets and liabilities:
Prepaid deposits	(41,000)	-	(41,000)
Accounts payable and accrued interest	(104,119)	313,887	496,229
CASH USED IN OPERATING ACTIVITIES	(676,952)	(175,750)	(1,061,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property	(404,697)	(30,000)	(513,879)
CASH FLOWS USED IN INVESTING ACTIVITIES	(404,697)	(30,000)	(513,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	838,467	206,432	1,333,016
Issuance of common stock for cash	245,100	-	245,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,083,567	206,432	1,578,116
NET INCREASE IN CASH	1,918	682	2,600
CASH, BEGINNING OF YEAR	682	-	-
CASH, END OF YEAR	$2,600	$682	$2,600

Non-Cash Investing and Financing Activities:
Shares issued for property	$10,000	-	$10,000
Shares issued on conversion of debts	$1,663,064	-	$1,663,064
Shares issued in settlement of accounts payable	$31,918	-	$31,918

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

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

1.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception of $1,656,516 and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

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

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the period, reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management reviews its estimates, including those related to personal injury and other claims, environmental claims, depreciation, pensions and other post-retirement benefits, and income taxes, based upon currently available information.  Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Stock-Based Compensation

FASB ASC 505-50 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.   FASB ASC 505-50 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 505-50 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with FASB ASC 505-50.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Property

The properties are carried at cost less accumulated depreciation.  Labor, materials and other costs associated with the preparation of the land improvements are capitalized to the extent they meet the Company’s minimum threshold for capitalization.  Major overhauls and large refurbishments are also capitalized when they result in an extension to the useful life or increase the functionality of the asset.  Included in property additions are the costs of development.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  No assets have been placed in service as of December 31, 2010.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued interest, the carrying amounts approximate fair values due to their short maturities.

Earnings per Share

Earnings per share of common stock are computed in accordance with ASC 260-10. Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive.  Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements as of December 31, 2010.

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

In December 2010, the FASB issued accounting guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. This guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  Other than requiring additional disclosures for business combinations that the Company enters into in the future, the adoption of this guidance will not have a material impact on the Company’s financial statements.

4.  PLANNED MINING OPERATIONS

Guinea, West Africa

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

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

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

5.   PROPERTY AND EQUIPMENT

At December 31, 2010 and December 31, 2009, respectively, property and equipment is as follows:

	December 31, 2010	December 31, 2009

Infrastructure development	$5,932	$5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Land rights	1,162,948	758,250
Total Property and equipment	$1,260,130	$855,432
No assets have been placed in service as of December 31, 2010.

6.   LOANS PAYABLE

At December 31, 2010 and December 31, 2009, respectively, the Company has loans payable as follows:

	December 31, 2010	December 31, 2009
AGMC Corp.	$16,000	$64,750
Frank Brodzik	42,523	202,307
Sierra Gold Corporation	-	50,880
Magma Gold Corporation	30,000	67,076
Peter Sadlocha	-	109,536
Total Loans Payable	$88,523	$494,549

All loans payable bear interest at 15% per annum and have no definite repayment terms. All loans payable are unsecured.

On January 12, 2010 250,000 shares of common stock were issued to Phong Hai Ha to satisfy a debt for $50,000, pursuant to Section 4(2) of the Securities Act of 1933.  The price was determined by the Board of Directors and no underwriters were used in the transaction.

On April 17, 2010, 24,634,741 shares of Series A Preferred Stock was issued to five non-affiliate investors, in discharge of debt owed to the Company of $369,521, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

On July 21, 2010, 2,651,523 common shares were issued to non-affiliate Tu Tam (Robert) Ngugen in exchange for $72,784 of debt, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On July 26, 2010, 231,023 common shares were issued to Douglas Sterck in exchange for $7,000 debt, pursuant to Section 4(2) of the Securities Act of 1933. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On November 27, 2010 the Company converted $60,000 in loan payable to Librion Holdings Inc. into 1,355,932 shares of common shares at $0.04425 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 17, 2010 the Company converted $143,793 in loans payable to Douglas Evans into 9,586,226 shares of common shares at $0.015 per share.  The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 19, 2010 the Company converted $145,000 in loans payable to Atlantic Gold Mining Corp. into 9,666,667 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 20, 2010 the Company converted $86,992 in loans payable to Magma Gold Corporation into 5,799,503 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 17, 2010 the Company converted $63,505 in loans payable to Sierra Gold Corp. into 4,233,700 shares of common shares at $0.015 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 26, 2010 the Company converted $199,712 in loans payable to Sierra Gold Corp. into 6,051,902 shares of common shares at $0.033 per share.

On December 27, 2010 the Company converted $34,599 in loans payable to AGMC Ltd. into 1,048,479 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 27, 2010 the Company converted $17,212 in loans payable to Magma Gold Corporation into 521,573 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction

On December 27, 2010 the Company converted $61,500 in loans payable to Atlantic Gold Mining Corp. into 1,863,363 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 28, 2010 the Company converted $119,566 in loans payable to Peter Sadlocha into 3,623,220 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

On December 29, 2010 the Company converted $184,829 in loans payable to Frank Brodzik into 5,600,876 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 29, 2010 the Company converted $86,687 in loans payable to Librion Holdings Inc. into 2,626,894 shares of common shares at $0.033 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

On December 31, 2010 the Company converted $31,918 in loans payable to Todd Sterck into 962,802 shares of common shares at $0.03315 per share. The price was determined by the Board of Directors and no underwriters were used in the transaction.

7.   COMMON AND PREFERRED STOCK

Common stock ($0.001 par value); 400,000,000 shares authorized; 158,343,294 common stock issued as of December 31, 2010 (99,614,611 – December 31, 2009).

Preferred Stock – Class A series - Convertible ($0.0001 par value); 24,634,741 preferred stock issued as of December 31, 2010 (nil – December 31, 2009).

These Class A series of Convertible Preferred Stock were created by Directors’ Resolution on March 4, 2010. These shares are designated as Series A Convertible Preferred Stock and the number of shares constituting such series are 25,000,000.   Each share of outstanding Class A Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to 10 times the number of shares of Common Stock. Upon exercise 1 preferred share can be converted into one share of common stock.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

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

The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Expected dividend yield	0	0
Expected stock price volatility	400%	400%
Risk-free interest rate	2.48%	2.485%
Expected life of options	5 years	5 years

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Inception date January 17, 2007	-	$-	-
Options granted	500,000	$0.015	5	-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2007	500,000	$0.015	5
Options granted	500,000	$0.015		-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2008	1,000,000	$0.015	4.5
Options granted	500,000	$0.015		-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2009	1,500,000	$0.015	4
Options granted	2,000,000	$0.03	5
Options exercised	-		-

Exercisable at December 31, 2010	3,500,000	$0.127	4	-

The weighted average fair value of options granted during the years ended December 31, 2010 and 2009 was approximately $.002.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

The following table summarizes the status of the Company aggregate non-vested shares granted under the its Stock Option Plan.

	Number of Non- vested Shares Subject to Options	Weighted Average Grant- Date Fair Value
Non-vested as of December 31, 2009	-	$0.00
Non-vested granted —year ended December 31, 2010	2,000,000	$80,000
Vested — year ended December 31, 2010	(1,000,000)	$(50,000)
Forfeited — year ended December 31, 2010	-	$0.00
Non-vested as of December 31, 2010	1,000,000	$30,000

As of December 31, 2010 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $30,000.  These costs are expected to be recognized on a straight line basis over the relative vesting term of the corresponding award.  The total stock compensation expense recognized for options vested during the period from inception through December 31, 2010 was $65,000.  The 1,500,000 options granted to Doug Evans in 2007, were fully vested as at December 31, 2009.

9.  Income taxes – Loss Carry forward and Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 are as follows:

Deferred tax assets:

Accumulated net operating loss	$1,656,516

Income tax rate	34%
563,215

Less valuation allowance	(563,215)

Net	$--

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

Through December 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses. At December 31, 2010, the Company had approximately $1,656,516 of federal and state net accumulated operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2026. The utilization of these losses for tax purposes will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Federal statutory income tax rate	34.0%	34.0%

State tax net of federal benefit	0.00	0.00%
	34.0%	34.0%

Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

In accordance with FASB ASC-740-10,  Accounting for Uncertainty in Income Taxes, the Company has evaluated tax positions taken in the financial statements. Because of the significant net operating losses sustained, Management does not believe that the Company has any uncertain federal of state tax position uncertainties at December 31, 2010.

NOTE 10 - General Business Risks

A significant portion of the Company's assets are located in the Republic of Guinea and Vietnam and changes in the political and economic policies of these governments could have a significant impact upon what business we may be able to conduct in these countries and accordingly on the results of our operations and financial condition. Our business operations may be negatively affected by the current and future political environment in the country. The governments of the Republic of Guinea and Vietnam exert substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in these countries may be affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

NOTE 11 – SUBSEQUENT EVENTS

On February 11, 2011, the Company entered into a Letter of Intent with Gold River of Africa Corporation (“Gold River”), related to the proposed acquisition of an option to acquire an undivided 100% interest in the eastern one-third of the Paramangui Exploration Permit (the “Dinguiraye property”) located in North Central Guinea, West Africa.

The Letter of Intent is binding and grants to the Company, after a due diligence period of up to April 30, 2011, approval of the board of directors of the Company and the board of directors of Gold River,  (the “Effective Date”) the right to acquire the Dinguiraye property upon the issuance of 15,000,000 shares of Company common stock.  The due diligence period entitles the Company to undertake a comprehensive program of due diligence with regard to the Dinguiraye property and all exploration that has been conducted thereon to date.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, there have been no changes of or disagreements with our independent accountants.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of calendar year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Todd Sterck	42	President, Director
James Spencer Stewart	78	Director

The current executive officers, key employees and directors of the Company are as follows:

Ian D. Lambert	64	Secretary, Director

Todd Sterck.  Mr. Sterck has been president and director of the Company since February 4, 2010.  From 2009 to the July 22, 2010, he served as Director of Exploration of Ba Dinh Minerals, JSC.  From 2007 to the present, he has been the president of his own consulting firm, TK Consulting, Inc.  From 2004 through 2007 he served as the president of Rampart Resources, Inc., a junior uranium exploration company.  From 2010 to present he has been the President and Director of Atlas Metals Corporation. Mr. Sterck spends approximately 35% of his professional time on Company business.

James Spencer Stewart.  Mr. Stewart has been director of the Company since January 8, 2007.  For the past five years he has been self employed as an independent consultant.  From 2006 to present he has been the Secretary/ Director  of Sierra Gold Corporation.  Since 2010  to present he has been the Director  and President of Rocmar Farms Limited. He holds an LLB degree in law from Dalhousie University, Canada, in 1953.  Mr. Stewart spends approximately 10% of his professional time on Company business.

Ian D. Lambert.  Mr. Lambert has been secretary and director of the Company since March 15, 2010.  He also serves as President/Director, Trade Winds Ventures Inc., a mineral exploration company, from April 1990 to present; Director, North Sea Energy Inc., an oil and gas production company, from Sept. 2007 to present; and Director, Sunorca Development Corp., a company engaged in energy, oil and gas exploration, from December, 2000 to present. He also serves as President & Director of Swincan Development Limited  and President and Director of Wesroc Management Ltd.  He holds a Bachelor of Commerce degree in Quantitative Analysis and Computer Science from the University of Saskatchewan.  Mr. Lambert spends approximately 10% of his professional time on Company business.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		$0	$0	$0	$0	$0	$0	$0
Todd Sterck	2009	$0	$0	$19,991	$0	$0	$45,000	$0
President(1)	2010

Gary Cripps,	2009	$0	$0	$0	$0	$0	$0	$0
President (1)	2010	$0	$0	$0	$0	$0	$0	$0

Ian D. Lambert,	2009	$0	$0	$0	$0	$0	$17,500	$0
Secretary	2010	$0	$0	$0	$0	$0	$17,500	$0

(1)	Gary Cripps served as an officer for 2009 and for two months in 2010. He resigned in February 5th, 2010. Todd Sterck was appointed in as an officer on February 20th, 2010.

The following table provides information concerning the compensation of the directors of the Company for the year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
James Spencer Stewart	$0	$0	$0	$0	$0	$17,500	$0

Todd Sterck	$0	$0	$19,991	$0	$0	$45,000	$0

Ian D. Lambert	$0	$0	$0	$0	$0	$17,500	$0

EMPLOYMENT AGREEMENTS

The Company has not entered into an employment agreement with its president, Todd Sterck, which provides for an initial year of service at the rate of $5,000 per month, beginning July 1, 2010, and a three year option to purchase up to 500,000 shares of Company common stock at the price of $0.03 per share.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met one time during the past fiscal year.

All incumbent directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

The Company has no audit committee, and the board of directors performs the functions of the audit committee.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2010. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Name and Address	Number of Shares	Percentage Owned	Total Voting Power

Todd Sterck 18309 114th Pl NE Granite Falls, Washington 98252	962,821	0%	0%

James Spencer Stewart R.R. #2 Baltimore, ONT, Canada	500,000	0%	0%

Gold River of Africa Corp. (1) BP 4506 Conakry, Republic de Guinea	10,800,000	10.8% of common stock	3.5%

Ian D. Lambert, 1170-36 Toronto Street, Toronto, ON, Canada	500,000	0%	0%

Peter Sadlocha* 4 Village Gate Williamsville, NY 14221	4,694,731 Series A Preferred stock 1,623,220 shares common	19% of Series A Preferred	15.3% 1%

AGMC Ltd.*(1) BP 50458 Conakry, Guinea	5,881,459 Series A Preferred stock	23.8% of Series A Preferred	19.2%

Amadou Mara BP 50458 Conakry, Guinea	10,800,000 common stock 5,881,459 Series A Preferred stock	10.8% of common and 23.8% of Series A Preferred	30%

Debbie Dise* 219 Power Lane Tahlequah,OK 74464	4,558,551 shares Series A Preferred stock	18.5% Series A Preferred	14.9%

Joan Gamler* 13801 US Highway 1 Juno Beach, FL 33048	4,000,000 shares Series A Preferred stock	16.2% Series A Preferred	13.1%

Tracy Hatheway* 23 Northern Lane Quinte W, Ontario Canada K8V 686	4,000,000 shares Series A Preferred stock	16.2% Series A Preferred	13.1%

Atlantic Gold Mining (2) 356 Golfview Road N.Palm Beach,FL 33408	1,500,000 shares Series A Preferred stock 5,530,030 common shares	6.1% Series A Preferred	4.9% 3.6%

Frank Brodzik (2) 2464 Elmwood Avenue Buffalo, NY 14216	8,130,906 common shares 1,500,000 shares Series A Preferred stock		5.3%

Officers and Directors as a Group	1,962,821 common shares	5.05%	5.05%
	Nil - Series A Preferred stock	0.00%	0.00%

*These shareholders hold shares of Series A preferred stock.  Holders of Series A Preferred Stock have super voting rights equivalent to 10 shares of common stock for every share of Series A Preferred.  Each share of Series A Preferred Stock is convertible to one share of Company common stock.  As of December 31, 2010, there were 24,634,741 shares of Series A Preferred Stock outstanding, held by 6 shareholders of record.

(1)	Amadou Mara controls the voting and dispositive rights over the shares owned by Gold River of Africa Corp. and AGMC Ltd.
(2)
Frank Brodzik owns 2,600,876 shares of common stock.  He is also an officer and director of Atlantic Gold Mining, which owns 5,530,030 shares of common stock and 1,500,000 shares of Series A preferred stock.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 22, 2009, the Company entered into a binding letter of intent with Ba Dinh Minerals, JSC, to acquire a 51%  interest in the Nat Son property.  Subsequently, Todd Sterck, the former president of Bah Dinh, became our CEO. Prior to the letter of intent, Mr. Sterck had no interest or affiliation with the Company.   Mr. Sterck resigned from Ba Dinh Minerals, JSC, on July 22, 2010.

On November 1, 2010 the Company converted $17,500 in accounts payable to Swincan Developments Limited. a private company which Secretary and Director Ian Lambert is a director and president,  into 500,000 shares of common shares at $0.035 per share.

On November 7, 2010 the Company converted $17,500 in accounts payable to Rocmar Farms Ltd. a private company which J Spence Stewart is a director and president,  into 500,000 shares of common shares at $0.035 per share.

On December 31, 2010 the Company converted $31,918 in loans payable to Todd Sterck into 962,802 shares of common shares at $0.03315 per share.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not changed our independent accountants since inception.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

During the two most recent fiscal years, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company does not have an audit committee. The audit committee’s function is performed by the full board of directors. The board of directors verified the following with respect to our independent accountants:

1	The accountant is and has been in good standing within the jurisdiction of its practice.

2	The accountant is a member in good standing of the Public Accountancy Oversight Board (PAOB).

3
The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed since May 2010 for audit and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $28,100, which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were paid for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant
 Financial Statements
 Balance Sheet
 Statement of Operations
 Statement of Stockholders’ Equity
 Statement of Cash Flows
 Notes to Financial Statements

(b)	The following exhibits are filed as part of this Registration Statement:

Exhibit Description	Filed herewith
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(c)	The following exhibits are filed as part of this Annual Report:

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

3.1	Articles of Incorporation	Form 10, April 30, 2010
3.4	By-Laws	Filed as Exhibit 5.1 on Form 10, filed April 30, 2010
4.1	Form of Common stock Certificate	Form 10, April 30, 2010
10.4	Agreement between Gold River Africa Corporation and Gold Coast Mining Corp.	Form 10, April 30, 2010
10.6	Binding Letter of Intent between Bah Din Mineral Company Limited and Strategic Mining Corporation	Form 10, April 30, 2010
10.2	Option Agreement between Arnevut Resources, Inc. and Strategic Mining Corp. Part I	Form 10, April 30, 2010
10.3	Option Agreement between Arnevut Resources, Inc. and Strategic Mining Corp. Part II	Form 10, April 30, 2010
10.7	English Translation of Agreement Between Gold River Africa Corp. and Gold Coast Mining Corp.	Form 10/A, August 9, 2010
10.8	Agreement between Todd Sterck and Strategic Mining Corporation concerning role of Todd Sterck as president, dated July 1, 2010	Filed herewith
23.1	Consent of Independent Accountant	Form 10/A, August 9, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report  to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Mining Corporation
Registrant

Date: April 15, 2011

By /s/ Todd Sterck
______________
Todd Sterck
President, Chief Operating Officer, Chief Financial Officer, Director