Form 10-Q
period 2011-03-31
Strategic Mining Corp
filed 2011-05-19
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 10, 2011, the issuer had 158,343,294 shares of common stock and 24,634,741 shares of preferred stock outstanding..

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐     No   ☒

STRATEGIC MINING CORP.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2011 AND 2010
__________________

TABLE OF CONTENTS
___________________

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATEGIC MINING CORPORATION

(A Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF

(Expressed in United States Dollars)

	31 March 2011 (Unaudited)	31 December 2010
ASSETS

Current Assets
Cash	$174	$2,600
Prepaid deposits	46,000	41,000
Total Current Assets	46,174	43,600
Non-Current Assets
Infrastructure development	5,932	5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	21,437	30,625
Property	1,187,949	1,162,948
Total Non-Current Assets	1,275,943	1,260,130
Total Assets	$1,322,117	$1,303,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$62,513	$50,511
Accrued interest	11,361	3,320
Loan payable	214,434	88,523
Total Liabilities	288,308	142,354

Stockholders' Equity

Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 24,634,741 ( 24,634,741 - Dec, 31, 2010)	2,463	2,463
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 158,343,294 (158,343,294 - Dec, 31,2010)	158,344	158,344
Additional paid-in capital	2,662,085	2,657,085
Deficit accumulated during the exploration stage	(1,789,083)	(1,656,516)
Total Stockholders' Equity	1,033,809	1,161,376
Total Liabilities and Stockholders' Equity	$1,322,117	$1,303,730

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

	For the Three Months Ended 31 March 2011	For the Three Months Ended 31 March 2010	For the Period from Inception (17 January 2007) to 31 March 2011

EXPENSES
Interest expenses	8,041	26,924	197,532
Accounting	2,500	1,275	53,430
Salaries and wages	21,094	37,222	221,773
Consulting expenses	38,833	35,000	655,315
Legal costs	5,177	6,150	49,706
Depreciation	9,188	-	9,188
Property tax	-	-	38,814
Incorporation tax	-	9,499	11,197
Exploration costs	47,734	56,365	493,194
Permits	-	-	58,934
TOTAL OPERATING EXPENSES	132,567	172,435	1,789,083
NET LOSS	$(132,567)	$(172,435)	$(1,789,083)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	158,343,294	99,879,778

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM THE DATE OF INCEPTION (17 January 2007) TO 31 March 2011

	Common Stock		Preferred Stock
	Shares	Common Stock Amount	Preferred Shares	Preferred Shares	APIC	Accumulated Deficit	Total stockholders' Equity
97.1 million common shares issued at $0.0075 for mining rights on January 17,2007 (Inception date)	97,100,000	$97,100			$631,150		$728,250
Common share issued to acquire shell	2,514,611	2,515			(2,515)
Issuance of stock options on January 17, 2007					2,249		2,249
Net Income (loss) in 2007						(220,437)	(220,437)
Balance December 31, 2007	99,614,611	99,615			630,884	(220,437)	510,062
Recognition of stock option expense					350		350
Net Income (Loss) in 2008						(277,558)	(277,558)
Balance December 31, 2008	99,614,611	$99,615			$631,234	$(497,995)	$232,854
Net Income (Loss) in 2009						(489,637)	(489,637)
Balance December 31, 2009	99,614,611	$99,615			$631,234	$(987,632)	$(256,783)
Common shares issued at $0.3333 for property	30,000	$30	-	-	$9,970	-	$10,000
Common shares issued at $0.2 for loan	250,000	$250	-	-	$49,750	-	50,000
Common shares issued at $0.15 for cash	625,000	625	-	-	94,475		95,100
Common shares issued at $0.15 for cash	1,000,000	1,000	-	-	149,000		150,000
Preferred shares issued at $0.015 for loan	-	-	24,634,741	2,463	367,058	-	369,521
Common shares issued at $0.03 for loan	231,023	231	-	-	6,769	-	7,000
Common shares issued at $0.02 for loan	2,651,523	2,652	-	-	70,132	-	72,784
Common shares issued at $0.04425 for loan	1,355,923	1,356	-	-	58,644	-	60,000
Common shares issued at $0.015 for loan	9,586,226	9,586	-	-	134,207	-	143,793
Common shares issued at $0.015 for loan	9,666,667	9,667	-	-	135,333	-	145,000
Common shares issued at $0.015 for loan	10,033,203	10,033	-	-	140,465	-	150,498
Common shares issued at $0.033 for loan	6,051,902	6,052	-	-	193,660	-	199,712
Common shares issued at $0.033 for loan	3,433,415	3,433	-	-	109,878	-	113,311
Common shares issued at $0.033 for loan	11,850,990	11,851	-	-	379,163	-	391,014

Common shares issued at $0.033 for consulting	1,000,000	1,000	-	-	34,000	-	35,000

Common shares issued at $0.033 for loan	962,811	963	-	-	30,955	-	31,918

Recognition of stock compensation expense	-	-	-	-	62,392	-	62,392

Net Loss from January 1, 2010 to December 31, 2010	-	-	-	-	-	(668,884)	(668,884)
Balance December 31, 2010	158,343,294	158,344	24,634,741	2,463	2,657,085	(1,656,516)	1,161,376
Recognition of stock compensation expense	-	-	-	-	5,000	-	5,000
Net Loss from January 1, 2011 to March 31, 2011	-	-	-	-	-	(132,567)	(132,567)
Balance March31, 2011	158,343,294	158,344	24,634,741	2,463	2,662,085	(1,789,083)	1,033,809

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Three Months Ended 31 March 2011	For the Three Months Ended 31 March 2010	For the Period from Inception (17 January 2007) to 31 March 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,567)	$(172,435)	$(1,789,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,188	-	9,188
Stock compensation expense	5,000	10,000	67,742
Shares issued for services provided	-	-	37,249
Interest accrued on converted loans	-	-	39,659
Changes in operating assets and liabilities:
Prepaid deposits	(5,000)	-	(46,000)
Accounts payable and accrued interest	20,042	18,786	516,271
CASH USED IN OPERATING ACTIVITIES	(103,337)	(143,649)	(1,164,974)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property	(25,000)	(208,398)	(538,879)
CASH FLOWS USED IN INVESTING ACTIVITIES	(25,000)	(208,398)	(538,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	125,911	253,727	1,458,927
Issuance of common stock	-	145,100	245,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	125,911	398,827	1,704,027
NET DECREASE IN CASH	(2,426)	46,780	174
CASH, BEGINNING OF Period	2,600	682	-
CASH, END OF Period	$174	$47,462	$174

Non-Cash Investing and Financing Activities:

Shares issued for property	-	-	$10,000
Shares issued on conversion of debts	-	-	$1,663,064
Shares issued in settlement of accounts payable	-	-	$31,918

The accompanying notes are an integral part of these financial statements.

 STRATEGIC MINING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended December 31, 2010.

2.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception of $1,789,083 and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

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

5.   PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, respectively, property and equipment is as follows:

	Mar 31, 2011 (unaudited)	December 31, 2010

Infrastructure development	$5,932	$5,932
Telecom Equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Land rights	1,187,949	1,162,948
Total Property and Equipment	$1,285,131	$1,260,130
Less, accumulated depreciation	(9,188)	-
Property and Equipment, net	1,275,943	1,260,130

Depreciation expense for the three months ended March 31, 2011 and March 31, 2010 was $9,188 and $-, respectively.

6.   LOANS PAYABLE

At March 31, 2011 and December 31, 2010, respectively, the Company has loans payable as follows.

	March 31, 2011 (unaudited)	December 31, 2010

AGMC Corp.	$16,000	$16,000
Frank Brodzik	131,434	42,523
Magma Gold Corporation	67,000	30,000
Total Loans Payable	$214,434	$88,523

All loans payable bear interest at 15% per annum and have no definite repayment terms. All loans payable are unsecured.

7.   COMMON AND PREFERRED STOCK

Common stock ($0.001 par value); 400,000,000 shares authorized; 158,343,294 common stock issued as of March 31, 2011 (158,343,294 – December 31, 2010).

Preferred Stock – Class A series - Convertible ($0.0001 par value); 24,634,741 preferred stock issued as of March 31, 2011 (24,634,741 l – December 31, 2010).

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

The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

Expected dividend yield	0	0
Expected stock price volatility	400%	400%
Risk-free interest rate	2.48%	2.485%
Expected life of options	5 years	5 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Options Remaining	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Inception Date January 17, 2007	-	$-	-
Options granted	500,000	$0.015	5	-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2007	500,000	$0.015	5
Options granted	500,000	$0.015		-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2008	1,000,000	$0.015	4.5
Options granted	500,000	$0.015		-
Options exercised	-	$-
Options canceled	-	$-
Outstanding at December 31, 2009	1,500,000	$0.015	4
Options granted	2,000,000	$0.03	5
Options exercised	-	-	-
Outstanding at December 31, 2010	3,500,000	$0.127	4
Options granted	-	$-	-
Options exercised	-	-	-
Exercisable at March 30, 2011	3,500,000	$0.127	4	-

The weighted average fair value of options granted during the three months ended March 31, 2011 and December 31, 2010 was approximately $0.02 and $0.02, respectively.

The following table summarizes the status of the Company aggregate non-vested shares granted under the its Stock Option Plan.

	Number ofNon-vestedShares Subject to Options	Weighted Average Grant- Date Fair Value
Non-vested granted —year ended December 31, 2010	1,000,000	$30,000
Vested — three months ended March 31, 2011	(333,000)	$(10,000)
Forfeited — year ended March 31, 2011	-	$-
Non-vested as of March 31, 2011	666,777	$20,000

As of March 31, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $20,000. These costs are expected to be recognized on a straight line basis over the relative vesting term of the corresponding award.

9 - General Business Risks

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

Three months ended March 31, 2011 Compared to the Three months ended March 31, 2010

Revenues

There were no revenues in either three month period ended March 31, 2011 and March 30, 2010.

Operating Expenses

Interest expense for the three months ended March 31, 2011 were $8,041 and $26,924 for the three months ended March 31, 2010.  The decrease during the three months ended March 31, 2011, was primarily attributed to debt converted to equity during the fiscal year ended 2010 which resulted in direct decreases in interest bearing loans payable and related accrued interest costs.

Accounting expenses for the three months ended March 31, 2011 were $2,500 and $1,275 for the three months ended March 31, 2010.  The increase during the three months ended March 31, 2011, was primarily attributed to the Company’s additional disclosure requirements subsequent to completing its filing of its Form 10A.

Salaries and wages expenses for the three months ended March 31, 2011 were $21,094 and $37,222 for the three months ended March 31, 2010. The decrease during the three months ended March 31, 2011, was primarily attributed to decreases in wages incurred in the Republic of Guinea related to exploration activities. The majority of salary expenses during the three month ended March 31, 2011consisted of an employment contract signed  in April 2010 with Todd Sterck, the President of the company at $5,000 per month.

Legal expenses for the three months ended March 31, 2011 were $5,177 and $6,150 for the three months ended March 31, 2010.  The decrease during the three months ended March 31, 2011, was primarily attributed to the additional legal fees during the previous quarter as the company was filing its Form 10/A filing with the SEC.

Exploration costs for the three months ended March 31, 2011 were $47,734 and $56,365 for the three months ended March 31, 2010.  The decrease during the three months ended March 31, 2011, was primarily attributed to the decreased exploration activity in the Guinea, West Africa and Nat Son, Vietnam planned mining operations.

Depreciation for the three months ended March 31, 2011 was $9,188 and $nil for the three months ended March 31, 2010. The increase during the three months ended March 31, 2011, was primarily attributed to the commencement of depreciation on the vehicle used in exploration activities. The remaining property and equipment have not been placed in service as of March 31, 2011.

Consulting for the three months ended March 31, 2011 were $38,833 and $35,000 for the three months ended March 31, 2010.  The increase during the three months ended March 31, 2011, was primarily attributed to consulting contracts with Atlantic Gold Mining Corp. for $5,000 per month and stock option expenses of $5,000 on the amortization of 5,000 stock options vested during the quarter in association with these consulting contracts, valued at $0.03 per share.

Net Income (Loss)

We recorded a net loss of $132,567, for the three months ended March 31, 2011, as compared to a net loss of $172,435 for the three months ended March 31, 2010.  The decrease in net loss is primarily attributed to the decrease in interest expense as discussed previously.

Plan of Operations

Our current plan of operations is to complete further exploration, drilling and mapping on our various properties, as follows:

Guinea, West Africa

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a 3 month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys budgeted at $630,000. The second stage entails a 12 month program of reverse circulation drilling sampling in areas showing positive assays, totaling $1,200,000.  It is anticipated that the first stage will commence in the first half of 2011, and the second will continue for a 15 to 18 month duration to be completed in 2012. During the three month rainy season, no work will be performed.

Nat Son, Vietnam

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property.  The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning 12 months budgeted at $1,600,000. The program will commence in the winter of 2011. Given positive test results, a further drilling program would be initiated that would require another 12 months. There will be a work stoppage during the 2 month rainy season.

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

Dinguiraye Property

The Company is still in the process of due diligence on the Dinguiraye property, and will decide whether to exercise its option to acquire the property by June 30, 2011.

Liquidity and Capital Resources

At March 31, 2011, we had an accumulated deficit of $1,789,083 and a working capital deficit of $242,134. For the three months ended March 31, 2011, net cash used in operating activities amounted to $103,337, as compared to $143,649 for the three months ended March 31, 2010.

At March 31, 2011, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

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

Our significant accounting policies are summarized in our Form 10K dated April 15, 2011.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to certain market risks, including changes in interest rates and currency exchange rates.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer/Chief Financial Officer (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses discussed below in the managements report on internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting sincethe last fiscal quarter of calendar year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in our Form 10K dated April 15, 2011, which are hereby incorporated herein by referfence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

STRATEGIC MINING CORP.

Date: May 19, 2011	By:	/s/ Todd Sterck
Todd Sterck
President, Chief Operating Officer, Chief Financial Officer, Director