Form 10-Q
period 2011-06-30
Strategic Mining Corp
filed 2011-08-19
CIK 1490381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                        to

Commission File Number 000-53434

STRATEGIC MINING CORP.

(Name of small business issuer specified in its charter)

Wyoming	88-0432539
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

36 Toronto Street, Suite 1170 Toronto, Ontario, Canada	M5C 2C5
(Address of principal executive offices)	(Zip Code)

(416) 865-3391
(Registrant’s telephone number, including area code)

 0

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

As of July 21, 2011, the issuer had 164,343,294 shares of common stock and 20,634,741 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐     No   ☒

STRATEGIC MINING CORP.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

__________________

TABLE OF CONTENTS

___________________

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF

(Expressed in United States Dollars)

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

Current Assets
Cash	$ 248	$ 2,600
Prepaid deposits	46,000	41,000
Refundable permit fees	30,000	-
Total Current Assets	76,248	43,600
Long Term Assets
Infrastructure Development	5,932	5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	12,250	30,625
Exploration properties	1,187,948	1,162,948
Total Long Term Assets	1,266,755	1,260,130
Total Assets	$ 1,343,003	$ 1,303,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 202,667	$ 50,511
Accrued Interest on loans payable to related parties	8,466	3,320
Loans payable to related parties	264,248	88,523
Total Liabilities	475,381	142,354

Stockholders' Equity

Preferred stock Class A series, convertible, $0.0001 par value; Authorized 25,000,000; Issued and outstanding 24,634,741 (24,634,741 - Dec. 31, 2010)	2,463	2,463
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 158,343,294 (158,343,294 - Dec, 31,2010)	158,344	158,344
Additional paid-in capital	2,660,418	2,657,085
Deficit accumulated during the exploration stage	(1,953,603)	(1,656,516)
Total Stockholders' Equity	867,622	1,161,376
Total Liabilities and Stockholders' Equity	$ 1,343,003	$ 1,303,730

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in United States Dollars)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from Inception (January 17, 2007) to June 30, 2011

EXPENSES
Interest and bank charges	4,841	36,382	194,332
Professional fees	39,774	18,175	135,233
Salaries and wages	26,062	64,693	226,741
Consulting	78,801	75,543	695,283
Depreciation	18,374	-	18,374
Property tax	-	-	38,814
Incorporation tax	-	9,499	11,197
Exploration	129,235	100,569	574,695
Permits	-	-	58,934
TOTAL OPERATING EXPENSES	297,087	304,861	1,953,603
NET LOSS	$ (297,087)	$ (304,861)	$ (1,953,603)
LOSS PER WEIGHTED NUMBER OF SHARES OURSTANDING- BASIC AND DILUTED	$ -	$ -	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	158,343,294	100,720,961	-

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
EXPENSES
Exploration	81,501	44,204
Consulting	39,968	40,543
Salaries and wages	4,968	27,471
Professional fees	32,097	10,750
Depreciation	9,188	-
Interest and bank charges	(3,200)	9,458
TOTAL OPERATING EXPENSES	164,522	132,426

Net Loss	$ (164,522)	$ (132,426)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	-	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	158,343,294	101,332,798

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States Dollars)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from Inception (January 17, 2007) to June 03, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (297,087)	$ (304,861)	$ (1,953,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,374	-	18,374
Stock compensation expense	3,333	10,000	66,075
Shares issued for services provided	-	-	37,249
Accrued interest	5,147	-	44,806
Changes in operating assets and liabilities:
Prepaid deposits and refundable permit fees	(35,000)	(20,000)	(76,000)
Accounts payable and accrued liabilities	152,156	(44,221)	648,385
CASH USED IN OPERATING ACTIVITIES	(153,077)	(359,082)	(1,214,714)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property	(25,000)	(294,748)	(538,879)
CASH FLOWS USED IN INVESTING ACTIVITIES	(25,000)	(294,748)	(538,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable to related parties	175,725	508,106	1,508,741
Issuance of common stock	-	145,100	245,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	175,725	653,206	1,753,841
NET (DECREASE) INCREASE IN CASH	(2,352)	(624)	248
CASH, BEGINNING OF PERIOD	2,600	682	-
CASH, END OF PERIOD	$ 248	$ 58	$ 248

Non-Cash Investing and Financing Activities

Shares issued for property	-	-	$ 10,000
Shares issued on conversion of debts	-	-	$ 1,663,064
Shares issued in settlement of accounts payable	-	-	$ 31,918

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (17 JANUARY 2007) TO 30 JUNE 2011

(UNAUDITED)

1.  NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and Organization

Strategic Mining Corp. is engaged in the business of exploration and development of mineral properties.

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

The Company has secured a renewable exploration and mining permit in the Republic of Guinea. The permit issued pertains to a 103 square kilometer zone of gold anomalies located in the Siguiri District of North East Guinea.  The Company has an option on a second property that covers a 50 square kilometer claim located in the Dinguiraye district of north east Guinea in the valley of the Bafing River.

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

 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915  “Development Stage Entities”).

Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

2.  EXPLORATION PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

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

4.  RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

5.  PLANNED EXPLORATION

Guinea, West Africa

The Company holds a 100% interest in a two year exploration permit issued by the Republic of Guinea #2009/1031 dated May 2009 to Gold River of Africa Corporation (“GRAC,” a Guinea Corporation). The Company acquired the interest from GRAC in exchange for shares of the Company’s common stock. The Republic of Guinea is entitled to a 15% royalty on all extracted minerals covering 103 square kilometers in the Siguiri region of Guinea.

A refundable $30,000 fee was paid to the Republic of Guinea in May 2011 to renew and extend the permit for a two year period ending in May, 2013.  The Company is currently waiting on approval of the extension from the Republic of Guinea.  The Company expects the approval to be granted.

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a three month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys, budgeted at a cost of $630,000. The second stage is a twelve month program of reverse circulation drilling and soil sampling in areas returning economic results in the first stage. The second stage has a budgeted cost of $1.2 million. It is anticipated that the first stage will commence after renewal of the permit. The Company anticipates completion of the first stage by the end of 2011. The second stage is estimated to take 15 to 18 months, and is planned to start in 2012.  During the annual three month rainy season from July through September, no exploration work can be performed in the Siguiri region of Guinea.

 Nat Son, Vietnam

The Company, in a 51% joint venture with Ba Dinh Minerals Joint Stock Company, retains the right to mine for profit per license # 39/QD-UBND (dated June 9th, 2009) issued by the Peoples Committee of Hoa Binh Province, Vietnam. This license is valid for five years from the issue date and is renewable for an additional five years. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province, Vietnam.

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property. The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning twelve months budgeted at $1.6 million. The drill program  commenced during the current quarter. Given positive test results, further drilling is planned. No drilling can take place until the end of the rainy season which ends in September.

In 2009, the Company became licensed and permitted to engage in mining exploration and development of high-yield, precious mineral property in northern Vietnam. The Company has the unique opportunity to take advantage of a mining area that has been dormant for over 50 years. The Company anticipates that it will be provided with the ability to enter into numerous development and exploration opportunities within the relatively under-explored northern regions. Mineral production in Vietnam has taken place since the Bronze Ages. Systematic mineral exploration and exploitation began with the French in 1884. Most exploitation, especially construction materials, was on a small scale with mainly manual labor and without mechanization. The French were forced to leave the country and cease their mining activity in the mid 1950’s.

6.   PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, respectively, property and equipment is as follows:

	June 31, 2011 (unaudited)	December 31, 2010 (audited)

Infrastructure development	5,932	5,932
Telecom Equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Exploration properties	1,187,947	1,162,948
Total Property and Equipment	1,285,129	1,260,130
Less, accumulated depreciation	(18,374)	-
Property and Equipment, net	1,266,755	1,260,130

Depreciation expense for the six months ended June 30, 2011 and June 30, 2010 was $18,374 and $Nil, respectively.

7.   LOANS PAYABLE TO RELATED PARTIES

At June 30, 2011 and December 31, 2010, respectively, the Company has loans payable as follows.

	June 30, 2011 (unaudited)	December 31, 2010

AGMC Corp.	16,000	16,000
Frank Brodzik	182,708	42,523
Magma Gold Corporation	66,000	30,000
Total Loans Payable	264,248	88,523

The above loans are due to stockholders or companies controlled by stockholders of the Company.  Beginning January 1, 2011, all loans payable bear interest at 4% per annum and have no definite repayment terms. Prior to January 1, 2011, the loans payable beared interest at 15% per annum.  All loans payable are unsecured.

8.  RELATED PARTY TRANSACTIONS

Included in accounts payable is $166,657 due to stockholders of the Company, subject to normal trade terms.

9.   STOCK OPTIONS

The Company has established the “2007 Stock Option Plan” that permits the granting of share options and shares to employees, directors and consultants.  The Company believes that such awards better align the interests of the employees and consultants with those of the Company’s shareholders.  The 2007 Stock Option Plan provides for the issuance of up to 9,000,000 shares of common stock available for grant as incentive stock options. The exercise price for options awarded is $0.015.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model. Since there is not a public market for the Company’s shares, the fair value of the underlying options were determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the gold mining industry in accordance with ASC 718-10-S99.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the exploration stage of the Company, similar companies with enough historical data are not available.   The Company was able to find an entity that met the industry criterion and as a result has based its expected volatility off this Company’s historical stock prices for a period similar to the expected term of the option.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Year Ended December 31, 2010
Expected dividend yield	0
Expected stock price volatility	400%
Risk-free interest rate	1.01-1.8
Expected life of options	3-5 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Options Remaining	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Inception Date January 17, 2007	-	-
Options granted	500,000	0.015	5	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at December 31, 2007	500,000	0.015	5	-
Options granted	500,000	0.015	-	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at December 31, 2008	1,000,000	0.015	4.5	-
Options granted	500,000	0.015	-	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at December 31, 2009	1,500,000	0.015	4	-
Options granted	2,000,000	0.03	5	-
Options exercised	-	-	-	-
Outstanding at December 31, 2010	3,500,000	0.02	4	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled	(1,000,000)	0.03	3.5	-
Exercisable at June 30, 2011	2,500,000	0.02	3	-

The weighted average fair value of options granted during the year ended December 31, 2010 was approximately $0.02.

The following table summarizes the status of the Company’s aggregate non-vested shares granted under the 2007 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted Average Grant-Date Fair Value
Non-vested granted- year ended December 31, 2010	250,000	10,000
Vested- six months ended June 30, 2011	(83,325)	(3,333)
Forfeited- period ended June 30, 2011	-	-
Non-vested as of June 30, 2011	166,675	6,667

As of June 30, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $6,667. These costs are expected to be recognized on a straight line basis over the relative vesting term of the corresponding award.

10.   GENERAL BUSINESS RISKS

A significant portion of the Company's assets are located in the Republic of Guinea and Vietnam and changes in the political and economic policies of these governments could have a significant impact upon what business we may be able to conduct in these countries and accordingly on the results of our operations and financial condition. Our business operations may be negatively affected by the current and future political environment in these countries. The governments of the Republic of Guinea and Vietnam exert substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in these countries may be affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.

 11.   SUBSEQUENT EVENTS

In July 2011 the Company executed a six month agreement with a communication firm to provide public relations and corporate communication services. The Company issued two million restricted common shares to this firm upon execution of this agreement.

On August 4, 2011, the Company approved a resolution to convert 4,000,000 restricted Class A Convertible Preferred Shares into 4,000,000 shares of the Company’s Common stock. The conversion price was $0.015 per share, in accordance with the Convertible Preferred Share original subscription.

On August 4, 2011, by mutual consent, the Company terminated a $6,000 per month consulting services contract with Atlantic Gold Mining Corp.

On July 1, 2011, a $5,000 per month management consulting services contract with a former president expired.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three months ended June 30, 2011 Compared to the Three months ended June 30, 2010

Revenues

There were no revenues in either three month period ended June 30, 2011 and June 30, 2010.

Operating Expenses

Interest expense for the three months ended June 30, 2011 was a recorded credit of $3,200 compared to an expense of $9,458 for the three months ended June 30, 2010.  The credit for the three months ended June 30, 2011, was an adjustment, reflecting a renegotiation of the interest rate charged on loans payable from 15% to 4%, effective January 1, 2011. This adjustment resulted in a reduction of accrued interest payable.

Professional fees for the three months ended June 30, 2011 were $32,097 compared to $10,750 for the three months ended June 30, 2010.  The increase during the three months ended June 30, 2011, was primarily due to the Company’s additional disclosure and reporting requirements for completion of its Form 10K.

Salaries and wages expenses for the three months ended June 30, 2011 were $4,968 and $27,471 for the three months ended June 30, 2010. The decrease during the three months ended June 30, 2011, was primarily due to decreases in wages and the number of personnel employed in Guinea.

.

Exploration costs for the three months ended June 30, 2011 were $81,501 and $44,204 for the three months ended June 30, 2010.  The increase during the three months ended June 30, 2011, was primarily due to the increased exploration activity in Nat Son, Vietnam.

Depreciation expense for the three months ended June 30, 2011 was $9,188 and $nil for the three months ended June 30, 2010. The increase during the three months ended June 30, 2011, was due to the commencement of expensing depreciation on a vehicle in Guinea.  The remaining property and equipment have not been placed in service as of June 30, 2011.

Net Income (Loss)

The Company incurred a net loss of $164,522, for the three months ended June 30, 2011, as compared to a net loss of $132,426 for the three months ended June 30, 2010.  The increase in net loss is primarily attributed to the increase in exploration costs.

Six months ended June 30, 2011 Compared to the Six months ended June 30, 2010

Revenues

There were no revenues in either six month period ended June 30, 2011 and June 30, 2010.

Operating Expenses

Interest expense for the six months ended June 30, 2011 was $4,841, compared to$36,382 for the six months ended June 30, 2010.  The decrease during the six months ended June 30, 2011, was due to (i) a reduction of the interest rate on loans payable from 15% to 4% which became effective on January 1, 2011, and (ii) a reduction of loans payable by conversion to equity June 30th, 2010, which reduced the loan amounts subject to interest.  The interest rate reductions and debt conversions resulted in the decrease of accrued interest payable.

Professional fees for the six months ended June 30, 2011 were $39,774 and $18,175 for the six months ended June 30, 2010.  The increase during the six months ended June 30, 2011, was reporting due to additional audit and accounting work required to reflect the Company’s additional disclosure and requirements and completion of its Form 10K.

Salaries and wages expenses for the six months ended June 30, 2011 were $26,062 and $64,693 for the six months ended June 30, 2010. The decrease during the six months ended June 30, 2011, was primarily attributed to decreases in wages and personnel employed in the Republic of Guinea.

Exploration costs for the six months ended June 30, 2011 were $129,235 and $100,569 for the six months ended June 30, 2010.  The increase during the six months ended June 30, 2011, was primarily attributed to increased exploration activity in Vietnam, including the commencement of drilling related program training in Nat Son, Vietnam.

Depreciation for the six months ended June 30, 2011 was $18,374 and $nil for the six months ended June 30, 2010. The increase during the six months ended June 30, 2011, was the commencement of depreciation recognized on the vehicle during the year. The remaining property and equipment have not been placed in service as of June 30, 2011.

Consulting for the six months ended June 30, 2011 was $78,801 and $75,543 for the six months ended June 30, 2010.  The increase during the six months ended June 30, 2011, was primarily due to (i) a new consulting contract granted to a new president (Baird) commencing on May 23, 2011 for $6,000 per month, and stock option expenses of $5,000 on the amortization of 5,000 stock options vested during the quarter in association with certain consulting contracts and (ii) additional investor relations costs during the current period.

Net Income (Loss)

The Company incurred a net loss of $297,087, for the six months ended June 30, 2011, compared to a net loss of $304,861 for the six months ended June 30, 2010.  There was no single significant factor to explain the minimal change.

Plan of Operations

Our current plan of operations is to complete further exploration, drilling and mapping on our various properties, as follows:

Guinea, West Africa

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a three month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys, budgeted at a cost of $630,000. The second stage is a twelve month program of reverse circulation drilling and soil sampling in areas returning economic results in the first stage. The second stage has a budgeted cost of $1.2 million. It is anticipated that the first stage will commence after renewal of the permit. The Company anticipates completion of the first stage by the end of 2011. The second stage is estimated to take 15 to 18 months, and is planned to start in 2012.  During the annual three month rainy season from July through September, no exploration work can be performed in the Siguiri region of Guinea.

Nat Son, Vietnam

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property. The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning twelve months budgeted at $1.6 million. The drill program  commenced during the current quarter. Given positive test results, further drilling is planned. No drilling can take place until the end of the rainy season which ends in September.

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

The Company does not contemplate additional product research and development, but it does anticipate additional exploration and development costs on its properties. The Company anticipates an increase in labor force to explore and develop its properties which will be sought from outside contract labor.

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Dinguiraye Property

The Company is still in the process of due diligence on the Dinguiraye property, and must decide whether to exercise its option to acquire the property by September 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had an accumulated deficit of $1,960,270 and a working capital deficit of $399,133. For the six months ended June 30, 2011, net cash used in operating activities amounted to $153,077, as compared to $359,082 for the six months ended June 30, 2010.

As of June 30, 2011, we had no material commitments for capital expenditures other than for those expenditures incurred for the exploration operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting since the last fiscal quarter of calendar year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in our Form 10K dated April 15, 2011, which are hereby incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011 the Company executed a six month agreement with a communication firm to provide investor relations and corporate communication services. The Company issued two million restricted common shares to this firm upon execution of this agreement.

On August 4, 2011, the Company approved a resolution to convert 4,000,000 restricted Class A Convertible Preferred Shares into 4,000,000 shares of the Company’s Common stock. The conversion price was $0.015 per share, in accordance with the Convertible Preferred Share original subscription.

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

STRATEGIC MINING CORP.

Date: August 19, 2011	By:	/s/ Ken Baird
Ken Baird
President, Chief Operating Officer, Chief Financial Officer, Director