Form 10-Q
period 2011-09-30
Strategic Mining Corp
filed 2011-11-21
CIK 1490381

10-Q/A 1 strategicmining10q.htm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

1

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

As of November 8, 2011, the issuer had 164,343,313 shares of common stock and 20,634,741 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐     No   ☒

STRATEGIC MINING CORP.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

__________________

TABLE OF CONTENTS

___________________

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS, AS OF

 (Expressed in United States Dollars)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

Current Assets
Cash	$ 43	$ 2,600
Prepaid deposits	-	41,000
Refundable permit fees	30,000	-
Total Current Assets	30,043	43,600
Long Term Assets
Infrastructure Development	5,932	5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	12,250	30,625
Exploration Properties	1,187,948	1,162,948
Total Long Term Assets	1,266,755	1,260,130
Total Assets	$ 1,296,798	$ 1,303,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 205,167	$ 50,511
Accrued Interest on loans payable to related parties	11,314	3,320
Loans Payable to related parties	284,778	88,523
Total Liabilities	501,259	142,354

Stockholders' Equity

Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 20,634,741 (24,634,741 - December 31, 2010)	2,063	2,463
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 164,343,313 (158,343,294 - December 31,2010)	164,344	158,344
Additional paid-in capital	2,738,151	2,657,085
Deferred stock based compensation	(40,000)	-
Deficit accumulated during the exploration stage	(2,069,019)	1,656,516
Total Stockholders' Equity	795,539	1,161,376
Total Liabilities and Stockholders' Equity	$ 1,296,798	$ 1,303,730

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in United States Dollars)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period from Inception (January 17, 2007) to September 30, 2011

EXPENSES
Interest and bank charges	7,872	57,819	197,363
Professional fees	42,274	31,935	137,733
Salaries and wages	26,062	87,969	226,741
Consulting	122,134	140,167	738,616
Depreciation	18,374	-	18,374
Property tax	-	9,499	38,814
Incorporation tax	-	-	11,197
Exploration	195,787	136,105	641,247
Permits	-	-	58,934
TOTAL OPERATING EXPENSES	412,503	463,494	2,069,019
NET LOSS	$ (412,503)	$ (463,494)	$ (2,069,019)
LOSS PER WEIGHTED NUMBER OF SHARES OURSTANDING- BASIC AND DILUTED	$ (0.00)	$ (0.00)	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	159,735,254	94,271,664	-

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010

EXPENSES
Exploration	66,552	35,351
Consulting	43,333	64,624
Salaries and wages	-	23,276
Professional fees	2,500	13,760
Interest and bank charges	3,031	21,437
TOTAL OPERATING EXPENSES	115,416	158,448
NET LOSS	$ (115,416)	$ (158,448)
LOSS PER WEIGHTED NUMBER OF SHARES OURSTANDING- BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	162,473,748	103,731,629

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 03/31/2011	For the Three Months Ended 03/31/2010	For the Period from Inception (01/17/2007) to 3/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (412,503)	$ (463,494)	$ (2,069,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,374	-	18,374
Stock-based compensation	6,666	10,000	69,408
Issuance of common stock for services	40,000	-	77,249
Accrued interest	7,994	-	47,653
Changes in operating assets and liabilities:
Prepaid deposits and refundable permit fees	11,000	(40,000)	(30,000)
Accounts payable and accrued liabilities	154,657	23,212	650,886
CASH USED IN OPERATING ACTIVITIES	(173,812)	(460,282)	(1,235,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties	(25,000)	(314,748)	(538,879)
CASH FLOWS USED IN INVESTING ACTIVITIES	(25,000)	(314,748)	(538,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	196,255	630,452	1,529,271
Issuance of common stock	-	145,100	245,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	196,255	775,552	1,774,371
NET (DECREASE) INCREASE IN CASH	(2,557)	522	43
CASH, BEGINNING OF PERIOD	2,600	682	-
CASH, END OF PERIOD	$ 43	$ 1,204	$ 43

Non-Cash Investing and Financing Activities

Shares issued for property	-	-	$ 10,000
Shares issued on conversion of debts	-	-	$ 1,663,064
Shares issued in settlement of accounts payable	-	-	$ 31,918
Shares issued for services	$ 40,000	-	-

The accompanying notes are an integral part of these financial statements

STRATEGIC MINING CORP.

(An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (17 JANUARY 2007) TO 30 SEPTEMBER 2011

(UNAUDITED)

Note 1- NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and Organization

Strategic Mining Corp. is engaged in the business of exploration and development of mineral properties.

Strategic Mining Corp., formerly known as Gold Coast Mining Corporation (the “Company”) was originally incorporated in Delaware on August 24, 1995 as Infocenter Inc. On February 28, 2000, the company changed its name to Green Dolphin Systems Corporation and new corporate officers were appointed.  On January 10, 2006, the Board of Directors adopted a resolution authorizing the assignment of all the assets of Green Dolphin Systems Corporation to PentaDeltex, Ltd., a Canadian corp., in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to PentaDeltex, and assumption by PentaDeltex of all obligations owed by Green Dolphin Systems Corporation to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin Systems Corporation effectively ceased operations on January 10, 2006 with the discontinued operations of its U.S. subsidiary.  On December 1, 2006, the Company changed its name to Gold Coast Mining Corporation and new corporate officers were appointed shortly after.  On January 17, 2007 Gold Coast Mining Corporation issued 97,100,000 shares of its common stock to unrelated parties in exchange for various mining rights.  The issuance of the 97,100,000 represented approximately 97.5% of the then outstanding shares.  The transaction resulted in a change in control of the entity.  The issuance of shares and change in control has been accounted for as a reverse acquisition followed by a recapitalization of the Company’s equity structure.  The stockholders obtaining control in the transaction is considered the accounting acquirer for financial reporting purposes.  Accordingly, the equity section of the financial statements have been presented displaying the recapitalization of shares held by the individuals obtaining control followed by the issuance of shares to the minority stockholders.

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

Strategic Mining has also entered into a binding agreement with Ba Dinh Mineral Company, a Vietnamese mineral exploration company based in Ho Chi Minh City, to purchase a 51% interest in the Nat Son property that covers 102 hectares. The Company secured an exploration and mining permit for the property located in northern Vietnam approximately 50 kilometers southwest of Hanoi. Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km.

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

Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915  “Development Stage Entities”).

Note 2-  EXPLORATION PROPERTIES

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

Note 3-  GOING CONCERN

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

Note 4-  RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 5-  PLANNED EXPLORATION

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

 Nat Son, Vietnam

The Company, in a 51% joint venture with Ba Dinh Minerals Joint Stock Company, retains the right to mine for profit per license # 39/QD-UBND (dated June 9th, 2009) issued by the Peoples Committee of HoaBinh Province, Vietnam. This license is valid for five years from the issue date and is renewable for an additional five years. The permitted area covers 40 square hectares in Nat Son Commune, HoaBinh Province, Vietnam.

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property. The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning twelve months budgeted at $1.6 million. The drill program commenced during the first quarter of 2011. Positive test results for gold were obtained, including basic metallurgical tests to determine if potential ore could be economically processed to recover gold.  As a result, further drilling is planned in 2012. No drilling can take place until the end of the rainy season which ends in September.

In 2009, the Company became licensed and permitted to engage in mining exploration and development of high-yield, precious mineral property in northern Vietnam, permitting the Company to take advantage of a mining area that has been dormant for over 50 years. The Company anticipates that it will be provided with the ability to enter into other development and exploration opportunities within the relatively under-explored northern regions.

Note 6-   PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, respectively, property and equipment is as follows:

	September 30, 2011 (unaudited)	December 31, 2010 (audited)

Infrastructure development	5,932	5,932
Telecom Equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Exploration properties	1,187,947	1,162,948
Total Property and Equipment	1,285,129	1,260,130
Less, accumulated depreciation	(18,374)	-
Property and Equipment, net	1,266,755	1,260,130

Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 was $18,374 and $Nil, respectively.

Note 7-    LOANS PAYABLE TO RELATED PARTIES

At September 30, 2011 and December 31, 2010, respectively, the Company has loans payable to related parties as follows:

	September 30, 2011 (unaudited)	December 31, 2010

AGMC Corp.	16,000	16,000
Frank Brodzik	182,778	42,523
Core One	20,000	-
Magma Gold Corporation	66,000	30,000
Total Loans Payable	284,778	88,523

The above loans are due to stockholders or companies controlled by stockholders of the Company.  Beginning January 1, 2011, all loans payable bear interest at 4% per annum and have no definite repayment terms. Prior to January 1, 2011, the loans payable bear interest at 15% per annum.  All loans payable are unsecured.

Note 8-  CAPITAL STOCK

In July 2011 the Company executed a six month agreement with a communication firm to provide investor relations and corporate communication services. The Company issued 2,000,000shares of common stock at $0.04 per share, the value of the shares as of the date of issuance, for a total value of $80,000.  Of this amount, $40,000 has been included in consulting expense and $40,000 has been recorded as deferred stock-based compensation.

On August 4, 2011, the Company converted 4,000,000 restricted Class A Convertible Preferred Shares into 4,000,000 shares of the Company’s Common stock. The conversion price was $0.015 per share, in accordance with the Convertible Preferred Share original subscription.

Note 9-  RELATED PARTY TRANSACTIONS

Included in accounts payable is $166,657 due to stockholders of the Company, subject to normal trade terms.

Note 10-    STOCK OPTIONS

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Options Remaining	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Inception Date January 17, 2007	-	-
Options granted	500,000	0.015	5	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at December 31, 2007	500,000	0.015	5	-
Options granted	500,000	0.015	-	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at December 31, 2008	1,000,000	0.015	4.5	-
Options granted	500,000	0.015	-	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at December 31, 2009	1,500,000	0.015	4	-
Options granted	2,000,000	0.03	5	-
Options exercised	-	-	-	-
Outstanding at December 31, 2010	3,500,000	0.02	4	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled	(1,000,000)	0.03	3.5	-
Exercisable at September 30, 2011	2,500,000	0.02	3	-

The following table summarizes the status of the Company’s aggregate non-vested shares granted under the 2007 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted Average Grant-Date Fair Value
Non-vested, granted- year ended December 31, 2010	250,000	10,000
Vested- nine months ended September 30, 2011	(166,650)	(6,666)
Forfeited- period ended September 30, 2011	-	-
Non-vested as of September 30, 2011	83,350	3,334

As of September 30, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $3,334. These costs are expected to be recognized on a straight line basis over the relative vesting term of the corresponding award.

Note 11-    GENERAL BUSINESS RISKS

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

 Note 12-    SUBSEQUENT EVENTS

In October 2011 the Company executed a four month agreement with a communication firm to provide public relations and corporate communication services. The Company issued five hundred thousand restricted common shares to this firm upon execution of this agreement.

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property between the Company and Ba Dinh J.S.C. as a result of key partners in Ba Dinh J.S.C. disagreeing with the Companyabout the status of their stock holdings in the Company.  Management in consultation with legal counsel has determined that the arguments by those key partners have no legal merit and may expose those partners to securities litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh J.S.C. has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2011-2012.

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

Three months ended September 30, 2011 Compared to the Three months ended September 30, 2010

Revenues

There were no revenues in either three month period ended September 30, 2011 and September 30, 2010.

Operating Expenses

Interest expense for the three months ended September 30, 2011 was $2,648 compared to an expense of $21,437 for the three months ended September 30, 2010.  The reduction was as a result of the renegotiation of the interest rate charged on loans payable from 15% to 4%, effective January 1, 2011. This adjustment resulted in a reduction of accrued interest payable.

Professional fees for the three months ended September 30, 2011 were $2,500 compared to $13,760 for the three months ended September 30, 2010.  The decrease during the three months ended September 30, 2011, was primarily due to the Company’s only incurring minimal expenses for disclosure and reporting requirements for completion of its Form 10Q filings.

Salaries and wages expenses for the three months ended September 30, 2011 were $0 and $23,276 for the three months ended September 30, 2010. The decrease during the three months ended September 30, 2011, was primarily due to decreases in wages and the number of personnel employed.

Exploration costs for the three months ended September 30, 2011 were $20,735 and $35,351 for the three months ended September 30, 2010.  The decrease during the three months ended September 30, 2011, was primarily due to the decreased exploration activity in Nat Son, Vietnam.

Depreciation expense for the three months ended September 30, 2011 was $nil and $18,374 for the nine months ended September 30, 2010. .  The remaining property and equipment have not been placed in service as of September 30, 2011.

Net Income (Loss)

The Company incurred a net loss of $115,416, for the three months ended September 30, 2011, as compared to a net loss of $158,448 for the three months ended September 30, 2010.  The decrease in net loss is primarily attributed to the decrease in salary, wages, legal and exploration costs.

Nine months ended September 30, 2011 Compared to the Nine months ended September 30, 2010

Revenues

There were no revenues in either nine month period ended September 30, 2011 and September 30, 2010.

Operating Expenses

Interest expense for the nine months ended September 30, 2011 was $7,872, compared to$57,819 for the nine months ended September 30, 2010.  The decrease during the nine months ended September 30, 2011, was due to (i) a reduction of the interest rate on loans payable from 15% to 4% which became effective on January 1, 2011, and (ii) a reduction of loans payable by conversion to equity in June 2010, which reduced the loan amounts subject to interest.  The interest rate reductions and debt conversions resulted in the decrease of accrued interest payable.

Professional fees for the nine months ended September 30, 2011 were $42,274 and $31,935 for the nine months ended September 30, 2010.  The increase during the nine months ended September 30, 2011, was reporting due to additional audit and accounting work required to reflect the Company’s additional disclosure and requirements and completion of its Form 10K.

Salaries and wages expenses for the nine months ended September 30, 2011 were $26,062 and $87,969 for the nine months ended September 30, 2010. The decrease during the nine months ended September 30, 2011, was primarily attributed to decreases in wages and personnel employed in the Republic of Guinea.

Exploration costs for the nine months ended September 30, 2011 were $195,787 and $136,105 for the nine months ended September 30, 2010.  The increase during the nine months ended September 30, 2011, was primarily attributed to increased exploration activity in Vietnam, including the commencement of drilling related program training in Nat Son, Vietnam.

Depreciation for the nine months ended September 30, 2011 was $18,374 and $nil for the nine months ended September 30, 2010. The increase during the nine months ended September 30, 2011, was the commencement of depreciation recognized on the vehicle during the year. The remaining property and equipment have not been placed in service as of September 30, 2011.

Consulting for the nine months ended September 30, 2011 was $122,134 and $140,167 for the nine months ended September 30, 2010.  The expenses during the nine months ended September 30, 2011, were primarily due to (i) a new consulting contract granted to a new president (Baird) commencing on May 23, 2011 for $6,000 per month, and stock option expenses of $5,000 on the amortization of 5,000 stock options vested during the quarter in association with certain consulting contracts and (ii) additional investor relations costs during the current period.

Net Income (Loss)

The Company incurred a net loss of $412,503, for the nine months ended September 30, 2011, compared to a net loss of $463,494 for the nine months ended September 30, 2010.  The decrease was primarily due to lower wages and salaries.

Plan of Operations

Our current plan of operations is to complete further exploration, drilling and mapping on our various properties, as follows:

Guinea, West Africa

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a three month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys, budgeted at a cost of $630,000. The second stage is a twelve month program of reverse circulation drilling and soil sampling in areas returning economic results in the first stage. The second stage has a budgeted cost of $1.2 million. It is anticipated that the first stage will commence after renewal of the permit. The Company anticipates completion of the first stage by mid-2012. The second stage is estimated to take 15 to 18 months, and is planned to start in mid-late 2012.  During the annual three month rainy season from July through September, no exploration work can be performed in the Siguiri region of Guinea.

Nat Son, Vietnam

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property. The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning twelve months budgeted at $1.6 million. The drill program commenced during the current quarter. Given positive test results, further drilling is planned. No drilling could take place until the end of the rainy season, which ended in September.

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

Dinguiraye Property

The Company is still in the process of due diligence on the Dinguiraye property, and must decide whether to exercise its option to acquire the property by December 31, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had an accumulated deficit of $2,069,019 and a working capital deficit of $471,486. For the nine months ended September 30, 2011, net cash used in operating activities amounted to $173,812, as compared to $460,282 for the nine months ended September 30, 2010.

As of September 30, 2011, we had no material commitments for capital expenditures other than for those expenditures incurred for the exploration operations.

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

On August 4, 2011, the Company converted 4,000,000 restricted Class A Convertible Preferred Shares into 4,000,000 shares of the Company’s Common stock. The conversion price was $0.015 per share, in accordance with the Convertible Preferred Share original subscription.

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

STRATEGIC MINING CORP.

Date: November 21, 2011	By:	/s/ Douglas C. Peters
Douglas C. Peters
President, Chief Executive Officer, Director