Form 10-K
period 2011-12-31
Strategic Mining Corp
filed 2012-05-16
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _____________ to _____________

STRATEGIC MINING CORPORATION
(Name of small business issuer specified in its charter)

Wyoming	000-53961	88-0432539
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation)		Identification No.)

36 Toronto Street, suite 1170
Toronto, ON, Canada  M5C 2C5

(Address of principal executive offices)

 (former name or former address, if changed since last report)

416 840-9843
(Registrant’s telephone number)

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
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of registrant’s most recently completed second fiscal quarter, June 30, 2011was approximately $6,333,731

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 14, 2012 was 250,895,851 shares.

Item 1.    BUSINESS

FORWARD LOOKING STATEMENTS

This annual report and the exhibits attached hereto contain "forward-looking statements". Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

BUSINESS DEVELOPMENT

Strategic Mining Corporation (the “Company”) was originally incorporated in Delaware on August 24, 1995 as Infocenter Inc. On February 28, 2000, the Company changed its name to Green Dolphin Systems Corp. and new corporate officers were appointed. On January 10, 2006, the Board of Directors adopted a resolution authorizing the assignment of all the assets of Green Dolphin Systems Corp. to Penta Deltex, Ltd., a Canadian corp., in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to Penta Deltex, and assumption by Penta Deltex of all obligations owed by Green Dolphin Systems Corp. to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin Systems Corp. effectively ceased operations on January 10, 2006.

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

The Company cooperated with the SEC in its investigation, and the investigation was subsequently closed with no enforcement action taken.  All records obtained by the SEC in the investigation have been returned to the Company.  The Company subsequently filed new public information disclosures with FINRA, and now trades on the over-the-counter bulletin board under the trading symbol SMNG.

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

On January 17, 2007 the Company issued 97,100,000 shares of its common stock to unrelated parties in exchange for various mining rights.  The issuance of the 97,100,000 represented approximately 97.5% of the then outstanding shares.  The transaction resulted in a change in control of the entity.

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

BUSINESS

The Company is an exploration stage mining company engaged in the exploration of gold mining properties in the regions of Vietnam and Guinea, West Africa. The Company has generated no revenues to date and have incurred losses of $2,707,794 from January 17, 2007 (inception) to December 31, 2011.  There can be no assurance that any economically producible mineral deposits exist, and further exploration will be required before a final evaluation as to the economic and legal feasibility of each property is determined.

Properties

Guinea, West Africa

Siguiri Property

Senegal
The Gambia
Bissau
Guinea-Bissau
Ilha Bolama
Siguiri permit
(Uagadugu)
Burkina Faso
Conakry
Guinea
Freetown
Sierra Leone
Côte d'Ivoire
Togo
(Monróvia)
Liberia
Yamoussoukro
Ghana
Abidjan
Accra
531 km
Map Data © 2007 AND
© 2007 Europa Technologies
Image © 2007 TerraMetrics
Image NASA

On January 14, 2007, the Company entered into an joint venture agreement with Gold River of Africa Corporation (“Gold River”), whereby the Company acquired certain exploration equipment and a mining claim in Guinea, West Africa, in exchange for 50,000,000 shares of Company’s common stock (the “Siguiri Exploration Permit” and the “Siguiri project”).  This resulted in Gold River holding more than 10% of Company stock and becoming a related party for reporting purposes.  The Company’s interest in the joint venture remains at 100% as long as all costs associated with the joint venture are paid directly by the Company or indirectly through Gold River.  The Siguiri Exploration Permit comprises 103 square kilometers in the Prefecture of Siguiri of Guinea, approximately 492 kilometers north east of the of Conakry, the capital of the country, near the city of Siguiri.  The permit area is centered on 11 degrees 16 minutes 20 seconds north, 9 degrees, 36 minutes 20 seconds west in the Prefecture of Siguiri in north central Guinea.  Siguiri is the second largest city in Guinea and is the supply center for the mining industry in northern Guinea.

The Company holds 100% interest in the joint venture’s two-year Siguiri Exploration Permit issued by the Republic of Guinea #2009/1031 dated May 2009 to Gold River. The Guinea government is entitled to a 15% royalty on all extracted minerals. Exploration permits are issued for two years and a one-time fee is paid for the permit.  Otherwise, there are no annual fees for the permit, but taxes are due annually to the government.

The Company applied for an extension of the Siguiri permit in May 2011 to allow further evaluation work and preparation for mining of placer gold deposits.  During the change in governments in Guinea and related turmoil in 2011, the extension was put on hold by the government and the Company’s permit and rights to the property through the joint venture remained in question until the matter could be resolved with the new government.  The permit extension was granted in April 2012 after government review of all outstanding exploration permits and activities in those permit areas.  Receipt of the permit document from Guinea is pending.

In 2007, the Company commissioned an independent geologist to conduct due diligence sampling and mapping of the permit area that had potential for gold in Birimian sedimentary to metasedimentary volcanic rocks, similar to most major gold deposits in Guinea and West Africa.  The geological study, published in July 2007, concluded that the geomorphology and distribution of elluvial and alluvial placer gold indicated a lode source of gold within the permit area, warranting further exploration.

The source of lode gold in the permit area is obscured by an extensive lateritic cap of residual alumina and iron oxides.  This material was formed during a long period of intense tropical weathering and almost fully mantles the underlying bedrock or saprolite.  There are two hills within the permit area that have similar relief to the silicified mineralized zones at the SAG mine 35 kilometers to the northeast.  Abundant quartz float is present on the hillside surfaces, below the level of laterite cap on the hill.  In one case, quartz vein material outcrops near the top of the hill, with some samples positively assayed for gold greater than 0.10 grams per ton.

Adjacent to the hills are elluvial and alluvial gold concentrations that have been worked historically and are currently being worked by artisanal miners.  The elluvial deposits are at the base of the slope where gold float and a quartz vein sample assayed positively for gold.

A program of termite mound sampling was undertaken to screen the remainder of the permit area.  This sampling tested positive for gold in the area where artisanal mining of the alluvium was present as well as areas where it was not being conducted.

The report, prepared pursuant to the Canadian standard, NI 43-101, recommended a two stage program of further exploration. The first stage entails completion of the termite mound sampling, detailed geological mapping, and geochemical soil sampling. The second stage recommended entails reverse circulation drilling and sampling in areas showing positive assays from the first stage.

The author preparing the NI 43-101 report conducted due diligence sampling in December of 2006.  According to sampling guidelines, to ensure chain of custody, the samples were in his possession at all times. When the location of a potential sample was reached, the following protocol was followed:

1. Plastic sample bags were labeled with indelible ink.
2. A field sample tag with the same number as written on the outside of the bag was put into the plastic sample bag with the sample.
3. The sample was collected and the sample bag closed and sealed with a single-use cable tie.
4. The author carried the sample to camp, and it remained in the author’s possession until submitted to SGS Guinee laboratory in Siguiri, Guinea.

All QA/QC protocols are defined by the Canadian Instrument 43-101 which the company has adopted and adheres to the same guidelines regarding its sample acquisition procedures.

Management recommends that continued exploration of the permit area should comprise completion of the termite mound sampling to identify areas of anomalous gold beneath the laterite cap. After completion of the termite mound sampling, a reverse circulation drilling program is recommended, with core drilling to be done in selected areas to provide detailed subsurface geologic information where possible. Should the termite mound sampling indicate more extensive areas of anomalous gold, a high-resolution airborne geophysical survey (magnetometer, electromagnetic and radiometric survey) should be undertaken over the entire permit area to identify underlying structures and delineate additional areas for future drilling.  For the proposed drilling program the target areas appears to be:

1)  Northwest to southeast drilling across both the assumed structural and stratigraphic fabrics in the permit area.
2)  Northwest to southeast drilling across the topographic highs with silicified rocks and surrounded by alluvial and elluvial artisanal workings possibly derived from the silicified areas.

The properties are without known reserves and the proposed program is exploratory in nature.

Evaluation and Acquisition -- Dinguiraye Property

On February 11, 2011, the Company entered into a Letter of Intent with Gold River of Africa Corporation (“Gold River”), related to the proposed acquisition of an option to acquire an undivided 100% interest in the eastern one-third of the Paramangui Exploration Permit (the “Dinguiraye property”) located in north-central Guinea, West Africa in the Prefecture of Dinguiraye.  Gold River holds a 100% interest in the Paramangui Exploration Permit issued by the Republic of Guinea #A2006/3480/MMG/SGG and dated July 24, 2006.  There are no annual fees for the permit. The size of the exploration permit is 166.6 square kilometers.

The Letter of Intent was binding and granted to the Company, after a due diligence period of up to April 30, 2011, approval of the board of directors of the Company and the board of directors of Gold River,  (the “Effective Date”), the right to acquire the Dinguiraye property upon the issuance of 15,000,000 shares of Company common stock.  The due diligence period entitled the Company to undertake a comprehensive program of due diligence with regard to the Dinguiraye property and all exploration that had been conducted thereon to date.  An extension of the allowable due diligence period was made by mutual consent of the Company and Gold River until 31 December 2011.  However, this option was cancelled by mutual consent of the Company and Gold River on December 23, 2011.

Vietnam Property

CHÚC SƠN

6150 IV

NAT SON PROPERTY
HANOI
CHƯƠNG MỸ

1 : 50 000

CHÚC SƠN 6150 IV

On October 22, 2009, the Company entered into a binding letter of intent (“Joint Venture” or “Joint Venture Agreement”) with Ba Dinh Mineral Company Limited (“Ba Dinh”), which was signed on behalf of Ba Dinh by former director and CEO Todd Sterck, before he was appointed as our CEO and director, whereby Ba Dinh agreed to sell us  51% of the assets associated with the mining claims known as the “Nat Son” Exploration Property.    The retention of mineral rights is conditioned upon the Company putting a best effort into exploring and developing the property. The Nat Son exploration property consists of approximately 102 hectares of land in northern Vietnam.  Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at the surface and within rudimentary underground mine workings.  The veins are known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km. The Nat Son property is located 50 km southwest of Hanoi in Nat Son Commune, Kim Boi District, Hoa Binh Province and is accessible by road.

Mineral rights were issued by the Peoples Committee of Hoa Binh Province to Ba Dinh Construction and Consulting Joint Stock Company, a different legal entity than Ba Dinh Mineral Company Limited.  The Peoples Committee of Hoa Binh Province issued an Exploration Permit to Ba Dinh on June 9th, 2009 No.: 39/QÐ – UBND.  This permit is valid for five years from the issue date and in renewable for an additional five years. The permitted area of interest covers 40 hectares in Nat Son Commune, Hoa Binh Province Vietnam.  The Company is responsible for all Exploration and Exploitation Costs. There are no annual fees or dues associated with the Nat Son Property.  The total land area of the Nat Son Property is 103 hectares with 40 hectares approved for exploitation.

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property in Vietnam between the Company and Ba Dinh as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management, in consultation with legal counsel, has determined that the arguments by those key partners have no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.  To date, Ba Dinh has not completed a transfer of the title to the Nat Son property to the Company, per the agreement between the parties, and the Company has sought the assistance of Vietnamese counsel to enforce the binding letter of intent.

Counsel was retained for initial investigations in Vietnam to determine what the true state of the project was during the first quarter of 2012.  As a result of these investigations, it was determined that a valid exploration permit has been granted to Ba Dinh Construction and Consulting Joint Stock Company by the provincial authorities and is in effect until June 2014.  However, investigations are continuing regarding the status of ownership and/or leasing of the Nat Son property by Ba Dinh.  Also, Ba Dinh officers continue to be unresponsive, thereby putting the viability of the joint venture in question.

There is not enough information available on the legal status of the Joint Venture Agreement with Ba Dinh and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the Joint Venture Agreement.  Therefore, the project has been written off in the fourth quarter of 2011 to allow for possible permanent impairment of the project.  Management’s opinion on this matter is that the project still is potentially viable, but that all joint venture activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  Should the joint venture agreement be formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official documentation has not been provided for the project.

To date the Company and Ba Dinh have built crew housing and a core shack.  The Company also had a new road completed from Luong Son village to the property site. A draft Technical Report compliant with Canadian standard N1 43-101 was prepared by “qualified person” M. Hassan Alief on the property in September 2009, and in December 2009 a final report was issued by Mr. Alief based on two weeks of detailed field work. As a result of the field work, the Company’s geological consultants recommended a detailed drill program to test the subsurface potential of the property.

A geochemical report was completed by consultant Bob Marvin.  To date there have been no subsurface improvements and no equipment is on site.  Water is available by artesian springs on the property and power will be by generator.

The NI 43-101 report concluded that the Nat Son property is centered on a 2 to 3 square kilometer area of strong to intense sericite-kaolinite-quartz-anhydrite alteration of Triassic age clastic and volcanic rocks.  Strongly gold mineralized, arsenopyrite rich, quartz veins occur within this envelope.  The veins, mineralization and alteration appear to be focused around a series of strongly altered, andesite porphyry intrusions.  Mineralized veins on the Nat Son property occur in two distinct sets: an apparently dominant east-northeast set and a secondary north-south set.

The author preparing the NI 43-101 report collected 14 samples. The samples were in his position at all times. Thirteen samples were taken to the office of DHL in Hanoi, directly, and shipped to ALS Chemex in Vancouver, BC, Canada. The samples were analyzed for a 33 element suite and gold. The chain of custody meets the requirements necessary for NI 43-101 technical report purposes. One sample collected from the old operations next to the adit Number Two consisted of pulverized material. DHL did not accept the sample because it could not ship the pulverized material out of Vietnam. That sample was taken by Todd Sterck to Arlington, Washington, and shipped to ALS Chemex from there. The result of chemical analysis for this sample is shown in the table listing all other analyses with a caveat that the chain of custody cannot be verified.   All QA/QC protocols are defined by NI 43-101 which the company has adopted and adheres to the same guidelines regarding its future sample acquisition procedures.

The drilling that is planned will be the first depth testing of the ore bearing veins at Nat Son.  The results of the planned drilling should provide critical data that will enable a rough resource calculation to be made and provide the basis for further, more detailed exploration of the property.

Pending legal review, management has recommended that the Company undertake an exploration program to pursue the gold, lead and zinc targets on and in the vicinity of the old workings. These targets include zones of higher grade mineralization encountered in old adits to date, new conceptual targets  premised on the recognition that the mineralization are related in time and space to faults in limestone. The following activities are deemed to be essential components of this program based on the NI 43-101 report:

1.  Clean up and make old adits, drifts and winzes safe for inspection, mapping and sampling.
2.  Map and sample the old workings.
3.  Send samples to ALS Chemex for analysis, making sure of sample integrity and chain of custody.
4.  Although surface outcrops are very few, making use of satellite imagery to put together a structural picture of the area along with lithology is recommended.
5.  Because of paucity of outcrops in the property, a geophysical exploration program was suggested to outline the underlying structures and possible mineralized areas.
6.  The geology of the property needs to be mapped using a GPS system with detailed notes describing lithologies, mineralization, alteration, and structural and stratigraphic details.

The property is without known reserves and the proposed program is exploratory in nature.

Employees

We currently employ two management level employees, working as part-time contractors.  The Company may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. In particular, past mining operations indicate that care must be taken to ensure that proper mineral grade control is employed and that proper steps are taken to ensure that mining operations are executed as planned to avoid mine grade dilution, resulting in uneconomic material being fed to a mill. Other unforeseen and uncontrollable difficulties may occur in planned operations at our properties which could lead to failure of the operation.

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

We may be adversely affected by fluctuations in gold and silver prices.

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

We are a relatively young company with limited operating history

Because we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. Whereas management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our acquisition, exploration, development, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our mineral or intellectual property or to resulting products.

Our Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and production stages on our mining claims and mineral concessions. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time.

Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment. Persons who cannot afford to lose their entire investment should not invest in the Company’s securities.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration-stage properties, or properties capable of producing precious metals.  Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors.

Risks Relating to Our Common Stock

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, which are creating uncertainty for public companies.

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

Our shares of common stock are currently traded on the over-the-counter bulletin board. Many institutional investors have investment policies which prohibit them from trading in stocks on the over-the-counter bulletin board. As a result, stock quoted on the bulletin board generally have limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national exchanges.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Guinea, West Africa

The Siguiri exploration permit comprises 103 square kilometers, approximately 492 kilometers northeast of the of Conakry, the capital of the country, near the city of Siguiri. The permit area is centered on 11 degrees 16 minutes 20 seconds north, 9 degrees, 36 minutes 20 seconds west in the Prefecture of Siguiri in north central Guinea. Siguiri is the second largest city in Guinea and is the supply center for the mining industry in northern Guinea.

Vietnam Property

The Nat Son exploration property is located in northern Vietnam in a position approximately 50 km southwest of Hanoi. Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are now known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km.

Item 3.    LEGAL PROCEEDINGS

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property in Vietnam between the Company and Ba Dinh Mineral Company Limited as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management, in consultation with legal counsel, has determined that the arguments by those key partners have no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.  To date, Ba Dinh has not completed a transfer of the title to the Nat Son property to the Company, per the agreement between the parties, and the Company has sought the assistance of Vietnamese counsel to enforce the binding letter of intent.

Ba Dinh has been notified of this finding and has not responded to further inquiries.  To the best of our knowledge, no other legal action by or against the Company has been threatened.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the over the counter bulletin board under the symbol "SMNG." During the fiscal year ended December 31, 2011, our common stock traded part of that year publicly on the OTC Markets Pink Sheets.  The over the counter bulletin board and the pink sheets are regulated quotation services that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The over the counter bulletin board and pink sheet securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the over the counter (OTC) Markets Pink Sheets and OTC Bulletin Board:

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.04	$0.01
Second Quarter	$0.06	$0.04
First Quarter	$0.14	$0.05
FISCAL YEAR ENDED DECEMBER 31, 2010
Fourth Quarter	$0.17	$0.03
Third Quarter	$0.09	$0.02
Second Quarter	$0.23	$0.03
First Quarter	$0.35	$0.10

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of March 31, 2012, there were 181,236,792 shares of common stock outstanding held by approximately 201 holders of record.

Dividends

Our board of directors has not declared a dividend on our common stock during the last three fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

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

Unregistered Sales of Securities

The following securities were issued by Strategic Mining Corporation within the fiscal year and were not registered under the Securities Act:

In July 2011 the Company executed a six month agreement with a communication firm to provide investor relations and corporate communication services. The Company issued 2,000,000 shares of common stock at $0.04 per share, the value of the shares as of the date of issuance, for a total value of $80,000.

On 4 August 2011, the Company converted 4,000,000 restricted Class A Convertible Preferred Shares into 4,000,000 shares of the Company’s Common stock. The conversion price was $0.015 per share, in accordance with the Convertible Preferred Share original subscription.

On 5 October 2011, the Company executed an agreement with Rathbourne Mercantile Ltd. to provide investor relations and corporate communication services. The Company issued 500,000 shares of common stock at $0.0171 per share, the value of the shares as of the date of issuance, a total value of $8,550.

During the first quarter of 2012 the Company entered into a debt assumption agreement with Asher Enterprises Inc. for assumption of $66,000 of debt originally held by Magma Gold Corporation. This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company.  In March 2012 the Company issued 15,829,295 shares of common stock to Asher Enterprises Inc. in exchange for this debt assumption.

During the first quarter of 2012 the Company entered into a debt assumption agreement with Redwood Management LLC for assumption of $182,708 of debt originally held by Frank Brodzik.  This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company. The Company issued 51,268,777 shares of common stock to Redwood Management LLC through May 14, 2012 in exchange for $121,000 of this debt assumption.

In March 2012, the Company cancelled 14,350,030 shares of common stock which were previously issued in the prior fiscal year in settlement of loans payable to related parties. The Company has assumed the original debt in the amount of $292,180 in exchange for the cancellation of the shares.

The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp., for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted common stock to AGS Capital Corp. in exchange for $20,000 in services to allow for preparation of the related documents and discussions.

Additional restricted shares of common stock of 30,978,934 were issued to AGS Capital Corp. in the second quarter 2012 as commitment required under the REF Agreement.  Advances on the total available financing have not been requested pending completion of the 10K filing and subsequent first quarter 10Q filing.

Proceeds from the above-referenced sales were used for administrative and corporate expenses, including legal, accounting, consulting and finance activities, as well as research, travel and acquisition and exploration expenses

Item 6.    SELECTED FINANCIAL DATA

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

Twelve Months Ended December 31, 2011 Compared To The Twelve Months Ended December 31, 2010

Revenues

There were no revenues in either twelve month period ended December 31, 2011 and December 31, 2010.

Operating Expenses

Interest expenses for the twelve months ended December 31, 2011 were $11,004 and $61,139 for the twelve months ended December 31, 2010.  The decrease during the twelve months ended December 31, 2011, was primarily attributed to decreases in interest bearing loans payable and related accrued interest costs and debt converted to shares.

Professional fees for the twelve months ended December 31, 2011 were $44,355 and $50,175 for the twelve months ended December 31, 2010.  The decrease during the twelve months ended December 31, 2011, were primarily attributed to additional professional fees in the prior period relating to filing of the Company’s Form 10A and quarterly financial statements preparation which were not required during the corresponding periods of 2011.

Exploration costs for the twelve months ended December 31, 2011 were $209,139 and $234,454 for the twelve months ended December 31, 2010.  The increase during the twelve months ended December 31, 2011 was primarily attributed to ongoing activity in Guinea and briefly increased exploration activity in Vietnam, including the commencement of drilling related program training in Nat Son, Vietnam.

Consulting expenses for the twelve months ended December 31, 2011 were $229,901 and $323,116 for the twelve months ended December 31, 2010.   The expenses during the twelve months ended December 31, 2011, were primarily due to (i) a new consulting contract granted to Ken Baird commencing on May 23, 2011 for $6,000 per month, and stock option expenses of $5,000 on the amortization of 5,000 stock options vested during the quarter in association with certain consulting contracts and (ii) additional investor relations costs during the year.

Net Loss

We recorded a net loss of $1,051,278 for the twelve months ended December 31, 2011, as compared to a net loss of $668,884 for the twelve months ended December 31, 2010.  The increase in net loss is primarily attributed to adjustments for impairments of exploration properties and equipment.

Liquidity and Capital Resources

At December 31, 2011, we had an accumulated deficit of $2,707,794 and a working capital deficit of $519,602.

For the year ended December 31, 2011, net cash used in operating activities amounted to $162,271, as compared to $676,952 for the year ended December 31, 2010. The decrease in the cash used in operating activities was primarily due to an increase in our accounts payable.

For the year ended December 31, 2011, net cash used in investing activities amounted to $25,000, as compared to $404,697 for the year ended December 31, 2010. The cash used in investing activities in 2011 related to the further acquisition of mining claims for the Nat Son property in Vietnam.

For the year ended December 31, 2011, net cash provided in financing activities amounted to $185,203, as compared to $1,083,567 for the year ended December 31, 2010. The decrease in cash provided from financing activities was due to a decrease in proceeds from issuance of common stock from $245,100 to $Nil and reductions in proceeds on assumption of debt and proceeds from related party loans from $834,467 to $185,203.

A total of $142,500 was raised through equity financing through April 30, 2012 for company operations.  Also during the first quarter of 2012, an additional $248,782 in Company debt was transferred from previous debt holders to debt assumption companies for subsequent conversion in 2012 to stock.  These debt assumptions will ultimately remove this debt from the Company accounts as those conversions to shares of common stock take place.

We will need to raise additional capital through equity or debt financing in the next twelve months in order to fund our planned operations and repay, restructure, or refinance our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, expand our exploration and engineering capabilities, and continue to develop innovative solutions for our customers. Although we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months, there can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.  The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted shares of common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions. Additional restricted shares of common stock of 30,978,934 were issued to AGS in the second quarter 2012 as commitment shares required under the REF Agreement.  Advances on the total available financing have not been requested pending completion of the 10K filing and subsequent first quarter 2012 10Q filing.

The Company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The Company is an exploration stage company with a plan of operations as set forth below.

Plan of Operations

Our current plan of operations is to complete further exploration, drilling and mapping on our various properties, as follows:

Guinea, West Africa

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a 3 month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys budgeted at $630,000. The second stage entails a 12 month program of reverse circulation drilling sampling in areas showing positive assays, totaling $1.2M.  It is anticipated that the first stage will commence in the first half of 2012, and the second will continue for a 15 to 18 month duration tentatively to be completed in 2013. During the three month rainy season, no work will be performed.

In addition, upon arrangement of financing for such operations, it is anticipated that equipment and personnel necessary to begin placer mining operations within the Siguiri permit area will be identified and engaged as possible to bring available placer gold deposits in the property into production as soon as possible.  Exact timing of these operations is dependent on timing of financing, availability of equipment and personnel in a timely fashion, and permitting of such operations by the Guinea government.

The Company holds 100% interest in the joint venture’s two-year Siguiri Exploration Permit issued by the Republic of Guinea #2009/1031 dated May 2009 to Gold River . The Guinea government is entitled to a 15% royalty on all extracted minerals. Exploration permits are issued for two years and a one-time fee is paid for the permit.  Otherwise, there are no annual fees for the permit, but taxes are due annually to the government.

The Company applied for an extension of the Siguiri permit in May 2011 to allow further evaluation work and preparation for mining of placer gold deposits.  During the change in governments in Guinea and related turmoil in 2011, the extension was put on hold by the government and the Company’s permit and rights to the property through the joint venture remained in question until the matter could be resolved with the new government.  The permit extension was granted in April 2012 after government review of all outstanding exploration permits and activities in those permit areas.  Receipt of the permit document from Guinea is pending.

Nat Son, Vietnam

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property.  The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning twelve months budgeted at $1.6 million. A small drilling program began in mid-2011, but was suspended due to equipment and personnel problems and extremely adverse weather conditions.  The program was planned to re-commence by Winter of 2011, however, operations were suspended due to a dispute that arose with Ba Dinh in October 2011.   This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.  Assuming positive resolution of this dispute, a drilling program would be initiated that would require another twelve months. There will be a work stoppage during the two month rainy season.

The amount of work undertaken, and timing of the work, is dependent upon the successful raising of equity capital to fund the projects.  Should the capital be available, it is anticipated that the recommended work programs outlined will take between two to three years to accomplish.

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

The Company does not contemplate any product research and development, but it does anticipate additional exploration and development costs on its properties. The Company anticipates an increase in labor force to explore and develop its properties which will be sought from outside contract labor.

The dispute which arose in October, 2011 concerning the status of joint work on the Nat Son property in Vietnam between the Company and Ba Dinh Mineral Company Limited as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company resulted in management, in consultation with legal counsel, to determine that the arguments by the key partners had no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.  To date, Ba Dinh has not completed a transfer of the title to the Nat Son property to the Company, per the agreement between the parties.

Vietnamese counsel was retained for initial investigations in Vietnam to determine what the true state of the project was during the first quarter of 2012.  As a result of these investigations, it was determined that a valid exploration permit has been granted to Ba Dinh Construction Investment and Consulting Joint Stock Company by the provincial authorities and is in effect until 9 June 2014.  However, investigations are continuing regarding the status of ownership and/or leasing of the Nat Son property by Ba Dinh Mineral Company Limited.  Also, Ba Dinh officers continue to be unresponsive, thereby putting the viability of the Joint Venture in question.   Legal recourse in Vietnam continues to be investigated during the first half of 2012.

There is not enough information available on the legal status of the joint venture agreement with Ba Dinh and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the joint venture agreement.  Therefore, the project has been written down in the fourth quarter of 2011 to allow for possible permanent impairment of the project.  Management’s opinion on this matter is that the project still is potentially viable, but that all joint venture activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  Should the joint venture be formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official documentation has not been provided for the project.

Dinguiraye Property

The option period for potential acquisition of the Dinguiraye property was extended in May 2011 by verbal agreement with Gold River until December 31, 2011. The Company decided on December 23, 2011 to not continue due diligence on the Dinguiraye property and cancelled the option agreement with Gold River by mutual consent.  The Company chose to do this to be able to focus efforts and exploration funds on the Siguiri Property instead.

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates and Policies

Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the period, reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management reviews its estimates, including those related to personal injury and other claims, environmental claims, depreciation, and income taxes, based upon currently available information.  Actual results could differ from these estimates.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Strategic Mining Corporation

We have audited the accompanying balance sheet of Strategic Mining Corporation (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 and for the period from the date of inception (January 17, 2007) through December 31, 2011. Strategic Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Mining Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from inception (January 17, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenue and has experienced losses from inception and has working capital deficiencies; therefore these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada
May 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Strategic Mining Corporation

We have audited the accompanying balance sheet of Strategic Mining Corporation as of December 31, 2010 and the related statement of  operations, changes in stockholders' equity and cash flows for the year ended December 31, 2010 and for the period from the date of inception (January 17, 2007) through December 31, 2010. Strategic Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Mining Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from inception (January 17, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 14, 2011

STRATEGIC MINING CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

31 DECEMBER 2011

STRATEGIC MINING CORP.

(An Exploration Stage Company)

BALANCE SHEETS

AS OF 31 DECEMBER

(Expressed in United States Dollars)

	2011	2010
ASSETS
Current Assets
Cash	$532	$2,600
Refundable permit fee	35,000	-
Prepaid deposits	-	41,000
Total Current Assets	35,532	43,600
Long Term Assets
Property and equipment, net	-	97,182
Exploration properties	728,250	1,162,948
Total Long Term Assets	728,250	1,260,130
Total Assets	$763,782	$1,303,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$267,557	$50,511
Accrued interest	13,851	3,320
Loans payable to related parties	273,726	88,523
Total Liabilities	555,134	142,354

Stockholders' Equity
Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 20,634,741 (24,634,741 - December 31 2010)	2,063	2,463
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 164,843,294 (158,343,294 - December 31 2010)	164,844	158,344
Additional paid-in capital	2,749,535	2,657,085
Deficit accumulated during the exploration stage	(2,707,794)	(1,656,516)
Total Stockholders' Equity	208,648	1,161,376
Total Liabilities and Stockholders' Equity	$763,782	$1,303,730

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 December 2011	For the Year Ended 31 December 2010	For the Period from Inception (17 January 2007) to 31 December 2011

EXPENSES
Consulting	$229,901	$323,116	$846,383
Exploration costs	209,139	234,454	953,026
Professional fees	44,355	50,175	139,814
Interest and bank charges	11,004	61,139	200,495
Incorporation tax	-	-	11,197
Depreciation	18,374	-	18,374
TOTAL OPERATING EXPENSES	512,773	668,884	2,169,289
LOSS FROM OPERATIONS	(512,773)	-	(2,169,289)
Impairment of equipment	(78,807)		(78,807)
Impairment of exploration properties	(459,698)	-	(459,698)
NET LOSS AND COMPREHENSIVE LOSS	$(1,051,278)	$(668,884)	$(2,707,794)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	161,355,642	104,018,246

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM THE DATE OF INCEPTION (17 JANUARY 2007) TO 31 DECEMBER 2011

(Expressed in United States Dollars)

	Common Stock		Preferred Stock
	Shares	Common Stock	Preferred Shares	Preferred Shares	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficit)
Common shares issued for exploration properties on 17 January 2007 (Inception date)	97,100,000	$97,100	-	-	$631,150	-	$728,250
Common shares issued to acquire shell	2,514,611	2,515	-	-	(2,515)	-	-
Issuance of stock options on 17 January 2007	-	-	-	-	2,249	-	2,249
Net loss	-	-	-	-	-	(220,437)	(220,437)
Balance 31 December 2007	99,614,611	$99,615	-	-	$630,884	$(220,437)	$510,062
Stock-based compensation	-	-	-	-	350	-	350
Net loss	-	-	-	-	-	(277,558)	(277,558)
Balance 31 December 2008	99,614,611	$99,615	-	$-	$631,234	$(497,995)	$232,854
Net loss	-	-	-	-	-	(489,637)	(489,637)
Balance 31 December 2009	99,614,611	$99,615	-	$-	$631,234	$(987,632)	$(256,783)
Common shares issued for exploration properties	30,000	$30	-	-	$9,970	-	$10,000
Common shares issued for cash	1,625,000	1,625	-	-	243,475	-	245,100
Common shares issued for settlement of loans	56,073,683	56,074	-	-	1,308,956	-	1,365,030
Preferred shares issued for loan	-	-	24,634,741	2,463	367,058	-	369,521
Common shares issued for services	1,000,000	1,000	-	-	34,000	-	35,000
Stock-based compensation	-	-	-	-	62,392	-	62,392
Net loss	-	-	-	-	-	(668,884)	(668,884)
Balance 31 December 2010	158,343,294	$158,344	24,634,741	$2,463	$2,657,085	$(1,656,516)	$1,161,376
Common shares issued for services	2,500,000	2,500	-	-	86,050	-	88,550
Conversion of preferred shares to common shares	4,000,000	4,000	(4,000,000)	(400)	(3,600)	-	-
Stock-based compensation	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	(1,051,278)	(1,051,278)
Balance 31 December 2011	164,843,294	$164,844	20,634,741	$2,063	$2,749,535	$(2,707,794)	$208,648

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 December 2011	For the Year Ended 31 December 2010	For the Period From Inception (17 January 2007) to 31 December 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,051,278)	$(668,884)	$(2,707,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,374	-	18,374
Impairment of exploration properties and equipment	538,505	-	538,505
Stock-based compensation	10,000	62,392	72,742
Shares issued for services	88,550	35,000	125,799
Accrued interest	10,531	39,659	50,190
Changes in operating assets and liabilities:
Prepaid deposits and refundable permit fees	6,000	(41,000)	(35,000)
Accounts payable and accrued liabilities	217,047	(104,119)	713,276
CASH USED IN OPERATING ACTIVITIES	(162,271)	(676,952)	(1,223,908)
CASH FLOWS FROMINVESTING ACTIVITIES
Acquisition of exploration properties	(25,000)	(404,697)	(538,879)
CASH FLOWS USED IN INVESTING ACTIVITIES	(25,000)	(404,697)	(538,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	185,203	838,467	1,518,219
Issuance of common stock	-	245,100	245,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	185,203	1,083,567	1,763,319
NET (DECREASE) INCREASE IN CASH	(2,068)	1,918	532
CASH, BEGINNING OF YEAR	2,600	682	-
CASH, END OF YEAR	$532	$2,600	$532
Non-Cash Investing and Financing Activities:
Shares issued for acquisition of exploration properties	$-	$10,000	$10,000
Shares issued on conversion of debts	$-	$1,663,064	$1,663,064
Shares issued in settlement of accounts payable	$-	$31,918	$31,918

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS

Organization

Strategic Mining Corp.(the “Company”) was originally incorporated in Delaware on 24 August 1995 as Infocenter Inc. On 28 February 2000, the Company changed its name to Green Dolphin Systems Corporation and new corporate officers were appointed.  On 10 January 2006, the Board of Directors adopted a resolution authorizing the assignment of all the assets of Green Dolphin Systems Corporation to PentaDeltex, Ltd., a Canadian corporation, in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to PentaDeltex, and assumption by PentaDeltex of all obligations owed by Green Dolphin Systems Corporation to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin Systems Corporation effectively ceased operations on 10 January 2006 with the discontinued operations of its U.S. subsidiary.  On 1 December 2006, the Company changed its name to Gold Coast Mining Corporation and new corporate officers were appointed shortly after.  On 17 January 2007 the Company issued 97,100,000 shares of its common stock to unrelated parties in exchange for various mining rights.  The issuance of the 97,100,000 represented approximately 97.5% of the then outstanding shares.  The transaction resulted in a change in control of the entity.  The issuance of shares and change in control has been accounted for as a reverse acquisition followed by a recapitalization of the Company’s equity structure.  The stockholders obtaining control in the transaction is considered the accounting acquirer for financial reporting purposes.  Accordingly, the equity section of the financial statements have been presented displaying the recapitalization of shares held by the individuals obtaining control followed by the issuance of shares to the minority stockholders.

On 13 November 2009, the Company was reincorporated in the State of Wyoming. On 23 November 2009, the Company changed its name to Strategic Mining Corp.

Nature of Business

Strategic Mining Corp. is engaged in the business of exploration and development of gold properties in Guinea, West Africa and Vietnam, Southeast Asia.  The Company has secured a renewable exploration and mining permit in the Republic of Guinea through a Joint Venture agreement (the “Guinea JV”) with Gold River of Africa Corp. (“Gold River”).  The permit issued pertains to a 103 square kilometer area of gold anomalies located in Siguiri District of northeastern Guinea.  The Company had an option on a second property located in Dinguiraye District of northeastern Guinea in the valley of the Bafing River.  However, this option was cancelled by mutual consent of the Company and Gold River on 23 December 2011.

The Company entered into a binding joint venture agreement (the “Ba Dinh JV”) on 22 December 2009 with Ba Dinh Mineral Company Limited (“Ba Dinh”), a Vietnamese mineral exploration company based in Ho Chi Minh City, to purchase a 51% interest in the Nat Son property that covers 102 hectares. The Company also secured via the Ba Dinh JV an exploration and mining permit for the property located in northern Vietnam approximately 50 kilometers southwest of Hanoi. Exploration interest in the property is based on the presence of gold-silver bearing quartz-arsenopyrite veins which are exposed at surface and within rudimentary underground mine workings.  The veins are known to extend well beyond the current property boundaries and have been examined and sampled over a strike length of 4.0 km. As further discussed in note 13, due to the uncertainty of the Ba Dinh JV, management has determined the related capitalized exploration properties are impaired and therefore have been written off in the fourth quarter of 2011.  Management has not received a professional opinion on the outcome of the dispute, and it therefore cannot be determined if the property will remain a viable project for the Company.  Investigations are continuing on the legal status of the exploration permit, property ownership, and viability of further operations within the context of the Ba Dinh Joint Venture.

On March 30, 2012, as amended April 3, 2012, the Company filed a current report on Form 8K. That filing disclosed that, as a result of the dispute which arose in October, 2011 concerning the status of joint work on the Nat Son property in Vietnam between the Company and Ba Dinh as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company, and the subsequent Company investigation of the transaction and uncertainty of the current status of the Company’s joint venture with Ba Dinh, management determined, as a result of consulting with the Company’s former PCAOB registered public accounting firm, that the Company’s financial statements, contained within its Registration Statement on Form 10/A, filed January 21, 2011, its annual reports on Form 10K for the period ended December 31, 2010, and its quarterly reports on Form 10Q for all periods through September 30, 2011 should no longer be relied upon. The Company, in consultation with its former and current PCAOB registered public accounting firms and related application of authoritative guidance prescribed in FASB ASC 250, Accounting for Changes and Error Corrections, has determined that there are no filing errors that need be corrected in previously issued reports and that the related adjustments to the financial statements and notes thereto were appropriately made in the Company’s fourth quarter of fiscal 2011. Therefore, the Company will not be filing any amendments to the said reports in so far as it relates to the dispute and ongoing investigation with the joint venture in Vietnam.

The Company is in the exploration stage and thus presents its financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (“Development Stage Entities”).

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

3.  SIGNIFICANT ACCOUNTING POLICIES

Exploration Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Exploration property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Carrying Value of Exploration Properties

The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the period, reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management reviews its estimates, including those related to personal injury and other claims, environmental claims, depreciation, and income taxes, based upon currently available information.  Actual results could differ from these estimates.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 505-50.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell. During the year ended 31 December 2011, the Company recorded impairment of equipment and exploration properties of $78,807 and $459,698, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued interest, the carrying amounts approximate fair values due to their short maturities.

The Company measures its financial assets and liabilities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

5.  PLANNED EXPLORATION

Guinea, West Africa

The Company entered into a joint venture agreement with Gold River of Africa Company (“Gold River”) for the Siguiri property on 15 January 2007.  Gold River is a small mineral exploration company active in Guinea.  Through this joint venture, the Company holds 100% interest in a two year exploration permit for this property covering 103 square kilometers in the Siguiri region of Guinea and issued by the Republic of Guinea to Gold River. The Company acquired the interest in exchange for shares of common stock. The Guinea government is entitled to a 15% royalty on all extracted minerals.

An extension of this permit was applied for in May 2011 by Gold River, but was in review at the end of 2011 due to the change in governments in Guinea during mid-2011 and subsequent reviews by the government of mining laws and all exploration permits.  The Company paid $35,000 to Gold River to pay the Guinea Ministry of Mines for the application of the permit extension, on behalf of the Company. The permit extension was granted by the Ministry of Mines subsequent to the year end.

Nat Son, Vietnam

Pursuant to a binding letter of intent, the Company purchased a 51% interest in a joint venture (“Joint Venture”) with Ba Dinh Mineral  Company Limited, a Vietnamese company engaged in mineral exploration in that country,  to explore for minerals per license # 39/QD-UBND (dated 9 June 2009) issued to Ba Dinh Construction and Investment Joint Stock Company by the Peoples Committee of Hoa Binh Province, Vietnam. This license is valid for five years from the issue date and is renewable for an additional four years according to current mining laws in Vietnam. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam. As further discussed in note 12, due to the uncertainty of the Ba Dinh Joint Venture, management has determined the related capitalized exploration properties are impaired and, therefore, have been written off in the fourth quarter of 2011.  Management has not received a professional opinion on the outcome of the dispute, and it therefore cannot be determined yet if the property will remain a viable project for the Company.  Investigations are continuing on the legal status of the exploration permit, property ownership, and viability of further operations within the context of the Ba Dinh Joint Venture.

6.   PROPERTY AND EQUIPMENT

As of 31 December 2011 and 2010, respectively, equipment is as follows:

	2011	2010

Infrastructure development	$5,931	$5,932
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Total equipment	97,181	1,260,130
Less: accumulated depreciation	(18,374)	-
Less; Impairment of equipment	(78,807)
Equipment, net	$-	$1,260,130

Depreciation expense for the year ended 31 December 31, 2011 and 2010 was $18,374 and $Nil, respectively. During the year ended 31 December 2011, the Company recorded an impairment of property and equipment of $78,807. The impairment was based on an assessment by management which concluded that an impairment loss on obsolete and lost items was considered necessary.

7.   LOANS PAYABLE TO RELATED PARTIES

As of 31 December 2011 and 2010, respectively, the Company has loans payable to related parties as follows:

	2011	2010
AGMC LTD.	$16,000	$16,000
Frank Brodzik	191,726	42,523
Magma Gold Corporation	66,000	-
Peter Sadlocha	-	30,000
Total loans payable	$273,726	$88,523

The above loans are due to stockholders or companies controlled by stockholders of the Company.  Beginning 1 January 2011, all loans payable bear interest at 4% per annum and have no definite repayment terms. Prior to 1 January 2011, the loans payable bear interest at 15% per annum. All loans payable are unsecured.

8.   CAPITAL STOCK

During the year ended 31 December 2010, the Company issued 56,073,683 shares of common stock in settlement of certain loans and accounts payable in the amount of $1,365,030.  The value of the common stock issued was determined by the Board of Directors and no underwriters were used in the transaction.

During the year ended 31 December 2010, the Company issued 1,625,000 shares of common stock for cash proceeds of $245,100. The value of the common stock issued was determined by the Board of Directors and no underwriters were used in the transaction.

During the year ended 31 December 2010, the Company issued 30,000 shares of common stock in exchange for mining rights. The value of the common stock issued was determined by the Board of Directors and no underwriters were used in the transaction.

During the year ended 31 December 2010, the Company issued 1,000,000 shares of common stock in exchange for consulting services rendered in the amount of $35,000. The value of the common stock issued was determined by the Board of Directors and no underwriters were used in the transaction.

The Class A series of Convertible Preferred Stock were created by Directors’ Resolution on 4 March 2010. These shares are designated as Series A Convertible Preferred Stock and the number of shares constituting such series are 25,000,000.   Each share of outstanding Class A Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to 10 times the number of shares of Common Stock.

On 17 April 2010, 24,634,741 shares of Series A Preferred Stock was issued to five non-affiliate investors, in discharge of debt owed to the Company of $369,521. The value of the preferred stock issued was determined by the Board of Directors and no underwriters were used in the transaction.

In July 2011 the Company executed a six month agreement with a communication firm to provide investor relations and corporate communication services. The Company issued 2,000,000 shares of common stock at $0.04 per share, the value of the shares as of the date of issuance, for a total value of $80,000.

On 4 August 2011, the Company converted 4,000,000 restricted Class A Convertible Preferred Shares into 4,000,000 shares of the Company’s Common stock. The conversion price was $0.015 per share, in accordance with the Convertible Preferred Share original subscription.

On 5 October 2011, the Company executed an agreement with Rathbourne Mercantile Ltd. to provide investor relations and corporate communication services. The Company issued 500,000 shares of common stock at $0.0171 per share, the value of the shares as of the date of issuance, a total value of $8,550.

9.   RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

Related party transactions not disclosed elsewhere in these financial statements are as follows:

On 22 October 2009, the Company entered into a binding letter of intent with Ba Dinh to acquire a 51% interest in the Nat Son property.  Subsequently, Todd Sterck, the former president of Ba Dinh, became our Chief Executive Officer. Prior to the letter of intent, Mr. Sterck had no interest or affiliation with the Company.   Mr. Sterck resigned from Ba Dinh on July 22, 2010.  In May 2011, Mr. Sterck resigned as Chief Executive Officer and in August 2011 resigned as director of the Company.

The Company entered into a joint venture with Gold River of Africa Company (“Gold River”) for the Siguiri property on 15 January 2007.  Gold River is a small mineral exploration company active in Guinea.  Through this joint venture, the Company holds 100% interest in a two year exploration permit for this property covering 103 square kilometers in the Siguiri region of Guinea and issued by the Republic of Guinea #2009/1031 dated May 2009 to Gold River.  Gold River is also a stockholder of the Company.

Included in accounts payable as of 31 December 2011 is $227,037 (2010 - $29,000) due to various current and former directors, officers and stockholders of the Company for consulting fees rendered and/or expense reimbursements, subject to normal trade terms.

During the year ended 31 December 2011, the Company recorded $110,103 (2010 - $108,000) of consulting fees to various current and former directors, officers and stockholders of the Company.

During the year ended 31 December 2011, the Company recorded $58,500 (2010 - $180,470) of exploration costs to companies controlled by various current and former directors and stockholders of the Company.

10.   STOCK OPTIONS

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

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model. Since there is not a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the gold mining industry.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the exploration stage of the Company, similar companies with enough historical data are not available.   The Company was able to find an entity that met the industry criterion and as a result has based its expected volatility off this Company’s historical stock prices for a period similar to the expected term of the option.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	2011		2010

Expected dividend yield	N/A		0
Expected stock price volatility	N/A	%	400%
Risk-free interest rate	N/A	%	2.48%
Expected life of options	N/A		5 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Options Remaining	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Inception Date 17 January 2007	-	-
Options granted	500,000	0.015	5	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at 31 December 2007	500,000	0.015	5	-
Options granted	500,000	0.015	-	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at 31 December 2008	1,000,000	0.015	4.5	-
Options granted	500,000	0.015	-	-
Options exercised	-	-	-	-
Options canceled	-	-	-	-
Outstanding at 31 December 2009	1,500,000	0.015	4	-
Options granted	2,000,000	0.03	5	-
Options exercised	-	-	-	-
Outstanding at 31 December 2010	3,500,000	0.02	4	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled	(1,000,000)	0.03	3.5	-
Exercisable at 31 December 2011	2,500,000	0.02	3	-

The weighted average fair value of options granted during the years ended 31 December 2011 and 2010 was approximately $.002.

The following table summarizes the status of the Company’s aggregate non-vested shares granted under the 2007 Stock Option Plan:

	Number of Non-Vested Shares Subject to Options	Weighted Average Grant-Date Fair Value
Non-vested as of December 31, 2010	1,000,000	30,000
Vested- year ended 31 December 2011	(250,000)	(10,000)
Forfeited/cancelled- year ended 31 December 2011	(750,000)	(20,000)
Non-vested as of December 31, 2011	-	-

As of 31 December 2011the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $Nil.

11.   GENERAL BUSINESS RISKS

A significant portion of the Company's assets are located in the Republic of Guinea and Vietnam and changes in the political and economic policies of these governments could have a significant impact upon what business the Company may be able to conduct in these countries and accordingly on the results of its operations and financial condition. The business operations may be negatively affected by the current and future political environment in these countries. The governments of the Republic of Guinea and Vietnam exert substantial influence and control over the manner in which the Company must conduct their business activities. The Company’s ability to operate in these countries may be affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, exploration properties and other matters.

12.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of 31 December 2011 are as follows:

Deferred tax assets:

Accumulated net operating loss	$2,176,354

Income tax rate	34%
739,960

Less valuation allowance	(739,960)

Net	$-

Through 31 December 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses. As of 31 December 2011, the Company had approximately $2,176,354 of federal and state net accumulated operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2026. The utilization of these losses for tax purposes will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended 31 December 2011 and 2010 are as follows:

	2011	2010

Federal statutory income tax rate	34.0%	34.0%

State tax net of federal benefit	0.00%	0.00%
	34.0%	34.0%

Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

In accordance with FASB ASC-740-10,  Accounting for Uncertainty in Income Taxes, the Company has evaluated tax positions taken in the financial statements. Because of the significant net operating losses sustained, Management does not believe that the Company has any uncertain federal or state tax position uncertainties as of 31 December 2011.

13.   SUBSEQUENT EVENTS

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property between the Company and Ba Dinh J.S.C. as a result of key partners in Ba Dinh J.S.C. disagreeing with the Company about the status of their stock holdings in the Company.  Management in consultation with legal counsel has determined that the arguments by those key partners have no legal merit and may expose those partners to securities litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh J.S.C. has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.

Legal counsel in Vietnam was retained during first quarter of 2012 to investigate the status of the exploration license and any property ownership for the Nat Son project and Joint Venture  with Ba Dinh Mineral Company Limited.  The exploration license was found to be valid and active until 8 June 2014 in the name of Ba Dinh Construction Investment and Consulting Joint Stock Company.  Results of the investigation from our Vietnam legal counsel are pending to confirm the status of the joint venture, the  and the ownership or lease of the underlying property.  There is not enough information available on the legal status of the Joint Venture and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the binding letter of intent.  Therefore, the project has been written down in the 4th quarter of 2011 to allow for possible permanent impairment of the project.  Management’s opinion on this matter is that the project still is potentially viable, but that all JV activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  Should the Joint Venture be formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official government documentation has not been provided for the project.

The permit extension for the Siguiri property in Guinea has been granted by the Ministry of Mines based upon the extension letter dated 12 April 2012.  The Company’s copy of the permit has not been received yet.

A convertible debenture was issued to Redwood Management, LLC (“Redwood”) in exchange for $70,000 in cash during the first quarter of 2012.  The convertible debenture bears interest at 12% per annum, matures on 16 March 2012 can be converted to shares of common stock after a nine month restriction period and is unsecured. The Company has the option before maturity to prepay the convertible note at 125% of the principal amount including accrued interest.  Redwood has the option, at any time or from time to time, to convert the principal amount including accrued interest to shares of the Company’s common stock at a price of 55% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for ten trading days prior to the conversion date.

A convertible promissory note was issued to Asher Enterprises Inc. (“Asher”) during the first quarter of 2012 in exchange for $50,000 in cash.  The convertible promissory note bears interest at 8% per annum, matures on 6 November 2012, can be converted to shares of common stock after a six month restriction period and is unsecured.  The Company has the option within 120 days of the date of the agreement to prepay the convertible promissory note at 140% of the principal amount including accrued interest or within 121-180 days of the agreement to prepay the convertible promissory note at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option, at any time or from time to time, to convert the principal amount of the convertible promissory note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of 17 days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

A second convertible promissory note was issued to Asher during the first quarter of 2012 in exchange for $22,500 in cash.  The convertible promissory note bears interest at 8% per annum, matures on 12 December 2012, can be converted to shares of common stock after a six month restriction period and is unsecured.  The Company has the option within 120 days of the date of the agreement to prepay the convertible promissory note at 140% of the principal amount including accrued interest or within 121-180 days of the agreement to prepay the convertible promissory note at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option, at any time or from time to time, to convert the principal amount of the convertible promissory note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of 17 days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

The two convertible notes issued to Asher during the first quarter of 2012 for a total of $72,500 are in default and as a result the Company owes $108,750 (which includes interest and penalty on the notes).

During the first quarter of 2012 the Company entered into a debt assumption agreement with Asher for assumption of $66,000 of debt originally held by Magma Gold Corporation. This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company. In March 2012 the Company issued 15,829,295 shares of common stock to Asher in exchange for this debt assumption.

During the first quarter of 2012 the Company entered into a debt assumption agreement with Redwood Management LLC for assumption of $182,708 of debt originally held by Frank Brodzik.  This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company. The Company issued 51,268,777 shares of common stock to Redwood Management LLC through May 14, 2012 in exchange for $121,000 of this debt assumption.

In March 2012, the Company cancelled 14,350,030 shares of common stock which were previously issued in the prior fiscal year in settlement of loans payable to related parties.  The Company has assumed the original debt in the amount of $292,180 in exchange for the cancellation of the shares.

The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted shares of common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions.

Additional restricted shares of common stock of 30,978,934 were issued to AGS in the second quarter 2012 as commitment shares required under the REF Agreement.  Advances on the total available financing have not been requested pending completion of the 10K filing and subsequent first quarter 2012 10Q filing.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The independent auditor for the Company was changed from EFP Rotenberg, LLP to DNTW Chartered Accountants, LLP starting with the second quarter of 2011.  There have been no changes of or disagreements with our independent accountants during the remainder of 2011.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of calendar year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Douglas C. Peters	56	Vice-President for Exploration, President, Chief Executive Officer, Director
Ian Lambert	67	Secretary, Chief Financial Officer, Director
James Spence Stewart	79	Director

Douglas C. Peters.  Mr. Peters has been Vice-President for Exploration and Director of the Company since October 19, 2011. Upon resignation of former President and CEO Ken Baird on November 4, 2011, Mr. Peters was appointed as Interim President and CEO until such time as the position becomes permanent or a replacement is hired.   From 1996 to the present, he has been the owner of his own consulting firm, Peters Geosciences.  From 2007 to the present, he has served as a Director and President and COO of ARNEVUT Resources Inc., a junior private precious metals and uranium exploration company.  From 2001 to the present, he has served as a Principal and Treasurer of Afghan American Engineering, LLC, an engineering and development company focused on development and rehabilitation of Afghanistan. Mr. Peters spends approximately 60% of his professional time on Company business.

James Spence Stewart.  Mr. Stewart has been Director of the Company since January 8, 2007.  For the past six years he has been self employed as an independent lawyer and consultant.  From 2006 to present he has been the Secretary and a Director  of Sierra Gold Corporation.  Since 2003  to present he has been the Director and President of Rocmar Farms Limited. He holds an LLB degree in law from Dalhousie University, Canada.  Mr. Stewart spends approximately 10% of his professional time on Company business.

Ian D. Lambert.  Mr. Lambert has been Secretary and a Director of the Company since March 15, 2010.  He recently sold Trade Winds Ventures Inc., where he served as CEO & President/Director, from April 1990 to December 2011; Director, North Sea Energy Inc., an oil and gas production company, from Sept. 2007 to present; Director, Mobilebits Holding Corp., a company providing proprietary software to enable Social Marketing and Loyalty Solutions, from December 2010 to present; and Director, Sunorca Development Corp., a company engaged in energy, oil and gas exploration, from December, 2000 to present. He also serves as CEO & President/Director of Kings Road Resources Inc., Silver Rock Resources Inc., Swincan Development Limited and Wesroc Management Ltd.  He holds a Bachelor of Commerce degree in Quantitative Analysis and Computer Science from the University of Saskatchewan.  Mr. Lambert spends approximately 10% of his professional time on Company business.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd Sterck	2010	$0	$0	$19,991	$0	$0	$45,000	$64,991
Past President(2)	2011	$0	$0	$0	$0	$0	$30,000	$30,000

Gary Cripps,	2010	$0	$0	$0	$0	$0	$0	$0
Past President (1)	2011	$0	$0	$0	$0	$0	$0	$0

Ian D. Lambert,	2010	$0	$0	$0	$0	$0	$17,500	$17,500
Secretary	2011	$0	$0	$0	$0	$0	$0	$0

Douglas Peters,	2010	$0	$0	$0	$0	$0	$0	$0
President (3)	2011	$0	$0	$0	$0	$0	$0	$0

Ken Baird,	2010	$0	$0	$0	$0	$0	$0	$0
Past President (4)	2011	$0	$0	$0	$0	$0	$34,602	$34,602

(1) Gary Cripps served as an officer for 2009 and for two months in 2010. He resigned in February 5th, 2010.

(2) Todd Sterck was appointed in as an officer on February 20th, 2010. Effective May 23, 2011, the registrant’s President and Chief Executive Officer, Todd Sterck, resigned, and was replaced by Ken Baird.  Mr. Sterck remained on the board of directors. On August 4, 2011, the registrant’s director, Todd Sterck, resigned.

(3) Effective October 19, 2011, Douglas Peters was appointed as Vice-president and Director of the registrant. Effective November 2, 2011, Douglas Peters, present Director of Strategic Mining, was appointed Interim President and Chief Executive Officer to replace Ken Baird.

(4) Effective May 23, 2011, Ken Baird was appointed as Chief Executive Officer and Director of the registrant. Ken Baird resigned on November 2, 2011.

The following table provides information concerning the compensation of the directors of the Company for the year ended December 31, 2011:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
James Spencer Stewart	$0	$0	$0	$0	$0	$0	$0

Todd Sterck	$0	$0	$0	$0	$0	$30,000	$30,000

Ian D. Lambert	$0	$0	$0	$0	$0	$0	$0

Ken Baird	$0	$0	$0	$0	$0	$34,602	$34,602

EMPLOYMENT AGREEMENTS

No formal employment agreements exist with any current officer of the company.  A verbal agreement exists with President and CEO Douglas Peters for spending at least 10 hours per week on company business and for time to be recompensed at a rate of $65/hour or $500/day (up to 8 hours/day), with the option to convert any portion of that time to company stock as agreed between the Board and Mr. Peters.  No invoice for time had been submitted by Mr. Peters as of December 31, 2011.  Such agreement or other agreements with officers may be modified and formalized in the future.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

The Company’s Board of Directors is required by our bylaws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings in person, via teleconference, and via other electronic means such as e-mail, and to call special meetings by resolution duly approved by at least 2/3 of the Board.   The Company’s Board met five times during the past fiscal year.

All incumbent directors attended 100% of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

Prior to the 3rd quarter of 2011, the Company had no formal audit committee.  The Company appointed an audit committee on November 2, 2011, prior to completion of the 3rd quarter 10Q completion and filing, composed of the existing three directors.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2011. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Name and Address	Number of Shares	Percentage Owned	Total Voting Power

Todd Sterck 18309 114th Pl NE Granite Falls, Washington 98252	962,821 common stock	0%	0%

James Spencer Stewart R.R. #2 Baltimore, ONT, Canada	500,000 common stock	0%	0%

Gold River of Africa Corp. (1) BP 4506 Conakry, Republic de Guinea	10,800,000	6.5% of common stock	3.5%

Ian D. Lambert, 1170-36 Toronto Street, Toronto, ON, Canada	500,000 common stock	0%	0%

Peter Sadlocha* 4 Village Gate Williamsville, NY 14221	4,694,731 Series A Preferred stock 1,623,220 common stock	22.7% of Series A Preferred 1% of common stock	15.3%

AGMC Ltd.*(1) BP 50458 Conakry, Guinea	5,881,459 Series A Preferred stock	28.5% of Series A Preferred	19.2%

Amadou Mara BP 50458 Conakry, Guinea	10,800,000 common stock 5,881,459 Series A Preferred stock	6.5% of common and 28.5% of Series A Preferred	30%

Debbie Dise* 219 Power Lane Tahlequah,OK 74464	4,558,551 shares Series A Preferred stock	22% Series A Preferred	14.9%

Joan Gamler* 13801 US Highway 1 Juno Beach, FL 33048	4,000,000 shares Series A Preferred stock	19.3% Series A Preferred	13.1%

Tracy Hatheway* 23 Northern Lane Quinte W, Ontario Canada K8V 686	4,000,000 shares Series A Preferred stock	19.3% Series A Preferred	13.1%

Atlantic Gold Mining (2) 356 Golfview Road N.Palm Beach,FL 33408	1,500,000 shares Series A Preferred stock 5,530,030 common stock	7.2% Series A Preferred and 3% common stock	4.9% 3.6%

Frank Brodzik (2) 2464 Elmwood Avenue Buffalo, NY 14216	8,130,906 common stock 1,500,000 shares Series A Preferred stock	7.2% Series A Preferred and 4.9% common stock	5.3%

Officers and Directors as a Group	1,962,821 common stock	1%	5.05%
	Nil - Series A Preferred stock	0.00%	0.00%

*These shareholders hold shares of Series A preferred stock.  Holders of Series A Preferred Stock have super voting rights equivalent to 10 shares of common stock for every share of Series A Preferred.  Each share of Series A Preferred Stock is convertible to one share of Company common stock.  As of December 31, 2011, there were 20,634,741 shares of Series A Preferred Stock outstanding, held by 6 shareholders of record.

(1)	Amadou Mara controls the voting and dispositive rights over the shares owned by Gold River of Africa Corp. and AGMC Ltd.
(2)
Frank Brodzik owns 2,600,876 shares of common stock.  He is also an officer and director of Atlantic Mining Co., which owns 5,530,030 shares of common stock and 1,500,000 shares of Series A preferred stock.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2011 and 2010, respectively, the Company has loans payable to related parties as follows:

	2011	2010
AGMC LTD.	$16,000	$16,000
Frank Brodzik	191,726	42,523
Magma Gold Corporation	66,000	-
Peter Sadlocha	-	30,000
Total loans payable	$273,726	$88,523

The above loans are due to stockholders or companies controlled by stockholders of the Company.  Beginning January 1, 2011, all loans payable bear interest at 4% per annum and have no definite repayment terms. Prior to January 1, 2011, the loans payable bear interest at 15% per annum. All loans payable are unsecured.

On October 22, 2009, the Company entered into a binding letter of intent with Ba Dinh Mineral Company Limited (“Ba Dinh”), to acquire a 51% interest in the Nat Son property.  Subsequently, Todd Sterck, the former president of Ba Dinh, became our Chief Executive Officer. Prior to the letter of intent, Mr. Sterck had no interest or affiliation with the Company.   Mr. Sterck resigned from Ba Dinh on July 22, 2010.  In May 2011, Mr. Sterck resigned as Chief Executive Officer and in August 2011 resigned as director of the Company.

The Company entered into a joint venture with Gold River of Africa Company (“Gold River”) for the Siguiri property on January 15, 2007.  Gold River is a small mineral exploration company active in Guinea.  Through this joint venture, the Company holds 100% interest in a two year exploration permit for this property covering 103 square kilometers in the Siguiri region of Guinea and issued by the Republic of Guinea #2009/1031 dated May 2009 to Gold River.  Gold River is also a stockholder of the Company.

Included in accounts payable as of December 31, 2011 is $227,037 (2010 - $29,000) due to various current and former directors, officers and stockholders of the Company for consulting fees rendered and/or expense reimbursements, subject to normal trade terms.

During the year ended December 31, 2011, the Company recorded $110,103 (2010 - $108,000) of consulting fees to various current and former directors, officers and stockholders of the Company.

During the year ended December 31, 2011, the Company recorded $58,500 (2010 - $180,470) of exploration costs to companies controlled by various current and former directors and stockholders of the Company.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2011, we were billed $4,280 by EFP Rotenberg LLP and $12,000 by DNTW Chartered Accountants LLP for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2010, we were billed $28,100 for professional services rendered by EFP Rotenberg LLP for the audit and reviews of our financial statements.

Tax Fees

No fees were paid for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were paid for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following financial statements are filed as part of this Report:

 Report of Independent Registered Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statements of Operations
 Statements of Stockholders’ Equity
 Statements of Cash Flows
 Notes to Financial Statements

(b)	The following exhibits are filed as part of this Report:

Exhibit Description	Filed herewith
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(c)	The following exhibits are filed as part of this Annual Report:

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STRATEGIC MINING CORPORATION

Date: May 15 , 2012	By:	/s/ Douglas C. Peters
Douglas C. Peters
President, Chief Executive Officer, Director

Date: May 15 , 2012	By:	/s/ Ian Lambert
Ian Lambert
Chief Financial Officer, Director