Form 10-Q
period 2012-03-31
Strategic Mining Corp
filed 2012-05-21
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

416 840-9843
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

As of May 18, 2012, the issuer had 250,895,851 shares of common stock and 20,634,741 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐     No   ☒

STRATEGIC MINING CORP.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012 AND 2011
__________________

TABLE OF CONTENTS
___________________

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATEGIC MINING CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

31 MARCH 2012

STRATEGIC MINING CORP.

(An Exploration Stage Company)

BALANCE SHEETS

AS OF

(Expressed in United States Dollars)

	31 March 2012 (Unaudited)	31 December 2011 (Audited)

ASSETS
Current Assets
Cash	$17,195	$532
Refundable permit fee	35,000	35,000
Total Current Assets	52,195	35,532
Long Term Assets
Exploration properties	728,250	728,250
Total Assets	$780,445	$763,782

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$358,359	$267,557
Accrued interest	20,244	13,851
Convertible promissory notes	245,208	-
Loans payable to related parties	178,818	273,726
Total Liabilities	802,629	555,134

Stockholders' (Deficit) Equity
Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 20,634,741 (20,634,741 - December 31 2011)	2,063	2,063
Common stock $.001 par value; Authorized 400,000,000; Issued and outstanding 181,236,792 (164,843,294 - December 31 2011)	181,237	164,844
Additional paid-in capital	2,648,891	2,749,535
Deficit accumulated during the exploration stage	(2,854,375)	(2,707,794)
Total Stockholders' (Deficit) Equity	(22,184)	208,648
Total Liabilities and Stockholders' (Deficit) Equity	$780,445	$763,782

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)
(Unaudited)

	For the Three months Ended 31 March 2012	For the Three months Ended 31 March 2011	For the Period from Inception (17 January 2007) to 31 March 2012

EXPENSES
Consulting	$63,827	$38,833	$910,210
Exploration costs	60,459	68,828	1,013,485
Professional fees	15,562	7,677	155,376
Interest and bank charges	6,733	8,041	207,228
Incorporation tax	-	-	11,197
Depreciation	-	9,188	18,374
TOTAL OPERATING EXPENSES	146,581	132,567	2,315,870

LOSS FROM OPERATIONS	(146,581)	(132,567)	(2,315,870)

Impairment of equipment	-	-	(78,807)

Impairment of exploration properties	-	-	(459,698)

NET LOSS ANDCOMPREHENSIVE LOSS	$(146,581)	(132,567)	(2,854,375)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	161,355,642	158,343,294

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the Three months Ended 31 March 2012	For the Three months Ended 31 March 2011	For the Period from Inception (17 January 2007) to 31 March 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(146,581)	$(132,567)	$(2,854,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	9,188	18,374
Impairment of exploration properties and equipment	-	-	538,505
Stock-based compensation	-	5,000	72,742
Shares issued for services	20,000	-	145,799
Interest accrued on converted loans	6,393	-	56,583

Changes in operating assets and liabilities:
Prepaid deposits and refundable permit fees	-	(5,000)	(35,000)
Accounts payable	7,851	20,042	721,127

CASH USED IN OPERATING ACTIVITIES	(112,337)	(103,337)	(1,336,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of exploration properties	-	(25,000)	(538,879)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(25,000)	(538,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	107,500	-	107,500
Proceeds from related party loans	21,500	125,911	1,539,719
Issuance of common stock	-	-	245,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	129,000	125,911	1,892,319

NET INCREASE (DECREASE) IN CASH	16,663	(2,426)	17,195

CASH, BEGINNING OF PERIOD	532	2,600	-

CASH, END OF PERIOD	$17,195	$174	$17,195

The accompanying notes are an integral part of these financial statements.

Non-Cash Investing and Financing Activities:
Shares issued for acquisition of exploration properties	$-	$10,000	$10,000
Convertible promissory notes issued in exchange for debt assumptions	$248,708	$-	$248,708
Loans payable to related parties exchanged for convertible promissory notes	$(248,708)	$-	$(248,708)
Shares issued on conversion of loans	$111,000	$1,663,064	$1,774,064
Shares issued in settlement of accounts payable	$-	$31,918	$31,918
Debt assumed in exchange for share cancellations	$215,250	$-	$215,250
Shares cancelled for debt assumptions	$(215,250)		$(215,250)

1.	NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

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

Operating results for the three months ended 31 March 2012 are not necessarily indicative of the results that may be expected for the year ending 31 December 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2011.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”)Accounting Standards Codification (“ASC”) Topic No. 915 “Development Stage Entities”).

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

4.  PLANNED EXPLORATION

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

An extension of this permit was applied for in May 2011 by Gold River, but was in review at the end of 2011 due to the change in governments in Guinea during mid-2011 and subsequent reviews by the government of mining laws and all exploration permits.  The Company paid $35,000 to Gold River to pay the Guinea Ministry of Mines for the application of the permit extension, on behalf of the Company. The permit extension was granted by the Ministry of Mines in April 2012.

Nat Son, Vietnam

The Company entered into a binding letter of intent to purchase a 51% interest in a joint venture (“Joint Venture”) with Ba Dinh Mineral  Company Limited, a Vietnamese company engaged in mineral exploration in that country,  to explore for minerals per license # 39/QD-UBND (dated 9 June 2009) issued to Ba Dinh Construction and Investment Joint Stock Company by the Peoples Committee of Hoa Binh Province, Vietnam. This license is valid for five years from the issue date and is renewable for an additional four years according to current mining laws in Vietnam. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam.

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property between the Company and Ba Dinh Mineral Company Limited (“Ba Dinh”) as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management in consultation with legal counsel has determined that the arguments by those key partners have no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.

Legal counsel in Vietnam was retained during first quarter of 2012 to investigate the status of the exploration license and any property ownership for the Nat Son project and Joint Venture with Ba Dinh.  The exploration license was found to be valid and active until 8 June 2014 in the name of Ba Dinh Construction Investment and Consulting Joint Stock Company.  Results of the investigation from our Vietnam legal counsel are pending to confirm the status of the joint venture, and the ownership or lease of the underlying property.  There is not enough information available on the legal status of the Joint Venture and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the binding letter of intent.  Therefore, the project has been written down in the fourth quarter of 2011 to allow for possible permanent impairment of the project.  Management’s opinion on this matter is that the project still is potentially viable, but that all JV activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  Should the Joint Venture be formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official government documentation has not been provided for the project.

 5.   PROPERTY AND EQUIPMENT

As of 31 March 2012 and December 31, 2011, respectively, equipment is as follows:

	2012	2011

Infrastructure development	$5,931	$5,931
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Total equipment	97,181	97,181
Less: accumulated depreciation	(18,374)	(18,374)
Less; Impairment of equipment	(78,807)	(78,807)
Equipment, net	$-	$-

Depreciation expense for the three months ended 31 March 2012 and for the year ended 31 December 2011 was $Nil and $18,374, respectively. During the year ended 31 December 2011, the Company recorded an impairment of property and equipment of $78,807. The impairment was based on an assessment by management which concluded that an impairment loss on obsolete and lost items was considered necessary.

6.   LOANS PAYABLE TO RELATED PARTIES

As of 31 March 2012 and 31 December 2011, respectively, the Company has loans payable to related parties as follows:

	31 March	31 December
	2012	2011

AGMC LTD.	$16,000	$16,000
Frank Brodzik	162,818	191,726
Magma Gold Corporation	-	66,000
Total loans payable	$178,818	$273,726

The above loans are due to stockholders or companies controlled by stockholders of the Company.  All loans payable bear interest at 4% per annum, are unsecured and due on demand.

7.   CONVERTIBLE PROMISSORY NOTES

As of 31 March 2012 and 31 December 2011, respectively, the Company has convertible promissory notes payable as follows:

	31 March	31 December
	2012	2011

Asher Enterprises Inc.	72,500	-
Redwood Management, LLC	172,708	-
Total loans payable	$245,208	$-

Asher Enterprises Inc. (“Asher”)

A convertible promissory note was issued to Asher Enterprises Inc. during the first quarter of 2012 in exchange for $50,000 in cash.  The convertible promissory note bears interest at 8% per annum, matures on 6 November 2012, can be converted to shares of common stock after a six month restriction period and is unsecured.  The Company has the option within 120 days of the date of the agreement to prepay the convertible promissory note at 140% of the principal amount including accrued interest or within 121-180 days of the agreement to prepay the convertible promissory note at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option, at any time or from time to time, to convert the principal amount of the convertible promissory note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of 17 days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

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

The two convertible notes issued to Asher during the first quarter of 2012 for a total of $72,500 are potentially in default, and as a result the Company may owe $108,750 (which includes interest and penalty on the notes) if Asher fully pursues the default issue.

Redwood Management, LLC (“Redwood”)

A convertible debenture was issued to Redwood  for $70,000 during the first quarter of 2012, in which the Company received $35,000 in cash during the three months ended 31 March 2012.  The convertible debenture bears interest at 12% per annum, matures on 16 March 2013, can be converted to shares of common stock after a nine month restriction period and is unsecured. The Company has the option before maturity to prepay the convertible note at 125% of the principal amount including accrued interest.  Redwood has the option, at any time or from time to time, to convert the principal amount including accrued interest to shares of the Company’s common stock at a price of 55% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for ten trading days prior to the conversion date.

During the first quarter of 2012 the Company entered into a debt assumption agreement with Redwood for assumption of $182,708 of debt originally held by Frank Brodzik.  This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company. In March 2012, the Company issued 12,588,652 shares of common stock to Redwood in exchange for $45,000of this debt assumption based upon 55% of the lowest trading price of the stock within the five days preceding a conversion notice.

8.   CAPITAL STOCK

During the first quarter of 2012 the Company entered into a debt assumption agreement with Asher for assumption of $66,000 of debt originally held by Magma Gold Corporation. This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company. In March 2012 the Company issued 15,829,295 shares of common stock to Asher in exchange for this debt assumption based upon 55% of the average of the three lowest trading prices of the stock within the week preceding a conversion notice.

During the first quarter of 2012 the Company entered into a debt assumption agreement with Redwood for assumption of $182,708 of debt originally held by Frank Brodzik.  This assumption was for original debt older than six months and was convertible to common stock in portions and with timing at the discretion of the assuming company. In March 2012, the Company issued 12,588,652 shares of common stock to Redwood in exchange for $45,000of this debt assumption based upon 55% of the lowest trading price of the stock within the five days preceding a conversion notice.

In March 2012, the Company cancelled 14,350,030 shares of common stock which were previously issued in the prior fiscal year in settlement of loans payable to related parties.  The Company has assumed the original debt in the amount of $215,250 in exchange for the cancellation of the shares.

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

Included in accounts payable as of 31 March 2012 is $334,949 (31 December 2011 - $227,037) due to various current and former directors, officers and stockholders of the Company for consulting fees rendered and/or expense reimbursements, subject to normal trade terms.

During the three months ended 31 March 2012, the Company recorded $30,202 (three months ended 31 March 2011 - $20,000) of consulting fees to various current and former directors, officers and stockholders of the Company.

During the three months ended 31 March 2012, the Company recorded $54,091 (three months ended 31 March 2011 - $21,600) of exploration costs to companies controlled by various current and former directors and stockholders of the Company.

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

11.   SUBSEQUENT EVENTS

The permit extension for the Siguiri property in Guinea has been granted by the Ministry of Mines based upon the extension letter dated 12 April 2012.  The Company’s copy of the permit has not been received yet.

The Company received $35,000 in cash from Redwood on 17 April 2012 as the remainder of the outstanding payment for the convertible debenture.

In the second quarter of 2012 the Company issued an additional 38,680,125 shares of common stock to Redwood in exchange for an additional $76,000 of the debt assumption with Redwood discussed in note 8.

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

Three months ended March 31, 2012 Compared to the Three months ended March31, 2011

Revenues

There were no revenues in either three month period ended March31, 2012 and March 31, 2011.

Operating Expenses

Interest expense for the three months ended March 31, 2012 was $6,733compared to an expense of $8,041for the three months ended March 31, 2011.  The reduction was as a result of the decrease of the outstanding loan balances.

Professional fees for the three months ended March 31, 2012 were $15,562 compared to $7,677 for the three months ended March 31, 2011.  The increase during the three months ended March 31, 2012 was primarily due to the Company incurring higher expenses for disclosure and reporting requirements for completion of its securities filings.

Exploration costs for the three months ended March 31, 2012 were $60,459 and $68,828for the three months ended March 31, 2011.  The decrease during the three months ended March 31, 2012, was primarily due to less exploration activity in Nat Son, Vietnam and Siguiri, Guinea.

Depreciation expense for the three months ended March 31, 2012 was $Nil and $9,188 for the three months ended March 31, 2011.  The equipment was depreciated in the prior year but was written off during the fourth quarter of 2011.

Consulting fees for the three months ended March 31, 2012 was $63,827 and $38,833 for the three months ended March 31, 2011.  The expenses during the three months ended March 31, 2012 were primarily from the consulting contract granted to Ken Baird commencing on May 23, 2011and ending on November 2, 2011 for $6,000 per month, management consulting by Douglas Peters as invoiced during this period, and consulting fees invoiced by Atlantic Mining LLC.

Net Income (Loss)

The Company incurred a net loss of $146,581, for the three months ended March 31, 2012, as compared to a net loss of $132,567 for the three months ended March 31, 2011.  The increase in net loss is primarily attributed to the increase in consulting fees and professional fees.

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

An extension of this permit was applied for in May 2011 by Gold River, but still was in review during the first quarter of 2012 due to the change in governments in Guinea during mid-2011 and subsequent reviews by the government of mining laws and all exploration permits.  The Company paid $35,000 to Gold River to pay the Guinea Ministry of Mines for the application of the permit extension, on behalf of the Company. The permit extension for the Siguiri property in Guinea has been granted by the Ministry of Mines based upon the extension letter dated April 12, 2012.  The Company’s copy of the permit has not been received yet.

The geologist’s report on the Siguiri exploration permit recommended a two stage program of further exploration. The proposed plan for the first stage entails completion of a three month program of termite mound sampling, geological mapping, and geophysical and geochemical surveys budgeted at $630,000. The second stage entails a twelve month program of reverse circulation drilling sampling in areas showing positive assays, totaling $1.2 million.  It is anticipated that the first stage will commence in the first half of 2012, and the second will continue for a 15 to 18 month duration tentatively to be completed in 2013. During the three month rainy season, no work will be performed.

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

Nat Son, Vietnam

The Company entered into a binding letter of intent to purchase a 51% interest in a joint venture (“Joint Venture”) with Ba Dinh Mineral  Company Limited, a Vietnamese company engaged in mineral exploration in that country,  to explore for minerals per license # 39/QD-UBND (dated June 9, 2009) issued to Ba Dinh Construction and Investment Joint Stock Company by the Peoples Committee of Hoa Binh Province, Vietnam. This license is valid for five years from the issue date and is renewable for an additional four years according to current mining laws in Vietnam. The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property between the Company and Ba DinhMineral Company Limited(“Ba Dinh”) as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management in consultation with legal counsel has determined that the arguments by those key partners have no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of this finding. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.

Legal counsel in Vietnam was retained during first quarter of 2012 to investigate the status of the exploration license and any property ownership for the Nat Son project and Joint Venture  with Ba Dinh Mineral Company Limited.  The exploration license was found to be valid and active until June 8, 2014 in the name of Ba Dinh Construction Investment and Consulting Joint Stock Company, a different legal entity.  Results of the investigation from our Vietnam legal counsel are pending to confirm the status of the Joint Venture, the  and the ownership or lease of the underlying property.  There is not enough information available on the legal status of the Joint Venture and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the binding letter of intent.  Therefore, the project has been written down in the 4th quarter of 2011 to allow for possible permanent impairment of the project.  Management’s opinion on this matter is that the project still is potentially viable, but that all Joint Venture activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  Should the Joint Venture be formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official government documentation has not been provided for the project.

The geologist’s report on the Nat Son property recommended a detailed drill program to test the subsurface potential of the property.  The recommended work program will include geological mapping, geochemical and geophysical surveys and a drilling program spanning twelve months budgeted at $1.6 million. A small drilling program began in mid-2011, but was suspended due to equipment and personnel problems and extremely adverse weather conditions.  The program was planned to re-commence by Winter of 2011, however, operations were suspended due to a dispute that arose with Ba Dinh in October 2011.   This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.  Assuming positive resolution of this dispute, a drilling program would be initiated that would require another twelve months. There will be a work stoppage during the two month rainy season

The amount of work undertaken, and timing of the work, is dependent upon the successful raising of equity capital to fund the projects.  Should the capital be available, it is anticipated that the recommended work programs outlined will take between two to three years to accomplish.

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

Liquidity and Capital Resources

As of March 31, 2012, we had an accumulated deficit of $2,854,375 and a working capital deficit of $750,434. For the three months ended March 31, 2012, net cash used in operating activities amounted to $112,337, as compared to $103,337 for the three months ended March 31, 2011. The increase in cash used in operating activities was due to additional professional fees and consulting fees versus the previous comparable three month quarter from 2011.

As of March 31, 2012, we had no material commitments for capital expenditures other than for those expenditures incurred for the exploration operations.

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

We will need to raise additional capital through equity or debt financing in the next twelve months in order to fund our planned operations and repay, restructure, or refinance our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, expand our exploration and engineering capabilities, and continue to develop innovative solutions for our customers. Although we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months, there can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.  The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted shares of common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions. Additional restricted shares of common stock of 30,978,934 were issued to AGS in the second quarter 2012 as commitment shares required under the REF Agreement.  Advances on the total available financing have not been requested pending filing of this first quarter 2012 10Q.

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

Our significant accounting policies are summarized in our Form 10K dated May 15, 2012.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

We have identified the following material weaknesses in internal control over financial reporting:

●        Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A dispute arose in October, 2011 concerning the status of joint work on the Nat Son property in Vietnam between the Company and Ba Dinh Mineral Company Limited as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management, in consultation with legal counsel, has determined that the arguments by those key partners have no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of these findings and has not responded to further inquires. The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.  To date, Ba Dinh has not completed a transfer of the title to the Nat Son property to the Company, per the agreement between the parties, and the Company has sought the assistance of Vietnamese counsel to enforce the binding letter of intent.  To the best of our knowledge, no other legal action by or against the Company has been threatened

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in our Form 10K dated May 15, 2012, which are hereby incorporated herein by reference.

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

In March 2012, the Company cancelled 14,350,030 shares of common stock which were previously issued in the prior fiscal year in settlement of loans payable to related parties. The Company has assumed the original debt in the amount of $215,250 in exchange for the cancellation of the shares.

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

Proceeds from the above-referenced sales were used for administrative and corporate expenses, including legal, accounting, consulting and finance activities, as well as research, travel and acquisition and exploration expenses.

Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
None.

Item 6.Exhibits.

Exhibit No.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC MINING CORP.

Date: May 21, 2012	By:	/s/ Douglas C. Peters
Douglas C. Peters
President, Chief Executive Officer, Director

Date: May 21 , 2012	By:	/s/ Ian Lambert
Ian Lambert
Chief Financial Officer, Director