Form 10-Q
period 2012-06-30
Strategic Mining Corp
filed 2012-08-20
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53434

STRATEGIC MINING CORP.
(Exact name of registrant as specified in its charter)

Wyoming	88-0432539
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

36 Toronto Street, Suite 1170
Toronto, ON, Canada M5C 2C5
(Address of principal executive offices)

(416) 840-9843
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2012, there were 416,749,089 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATEGIC MINING CORP.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

PAGES

Balance Sheets as of June 30, 2012 and December 31, 2011	F-1

Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2012 and 2011, and for the Period from Inception (Unaudited)	F-2

Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2012 and 2011, and for the Period from Inception (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and for the Period from Inception (Unaudited)	F-4

Notes to Financial Statements	F-5 to F-11

STRATEGIC MINING CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash	$121	$532
Refundable permit fee	-	35,000
Total Current Assets	121	35,532
Long Term Assets
Exploration Properties	763,250	728,250
Total Assets	$763,371	$763,782
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$460,086	$267,557
Accrued interest	23,517	13,851
Loans payable to related parties	165,818	273,726
Convertible promissory notes	225,858	-
Total Liabilities	875,279	555,134
Stockholders' (Deficit) Equity
Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 20,634,741 (20,634,741 - December 31 2011)	2,063	2,063
Common stock $.001 par value; Authorized unlimited; Issued and outstanding 318,462,726 (164,843,294 - December 31, 2011)	318,463	164,844
Additional paid-in capital	2,669,244	2,749,535
Deficit accumulated during the exploration stage	(3,101,678)	(2,707,794)
Total Stockholders' (Deficit) Equity	(111,908)	208,648
Total Liabilities and Stockholders' (Deficit) Equity	$763,371	$763,782

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period from Inception (January 17, 2007) to June 30, 2012

EXPENSES
Consulting	$149,806	$78,801	$996,189
Exploration costs	131,771	155,297	1,084,797
Professional fees	64,450	39,774	204,264
Depreciation	-	18,374	18,374
Interest and bank charges	47,856	4,841	248,352
Incorporation tax	-	-	11,197
TOTAL OPERATING EXPENSES	393,883	297,087	2,563,173
LOSS FROM OPERATIONS	(393,883)	(297,087)	(2,563,173)
Impairment of equipment	-	-	(78,807)
Impairment of exploration properties	-	-	(459,698)
NET LOSS AND COMPREHENSIVE LOSS	$(393,883)	$(297,087)	$(3,101,678)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	161,355,642	158,343,294

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011

EXPENSES
Exploration	$71,312	$86,469
Consulting	85,979	39,968
Professional fees	48,888	32,097
Depreciation	-	9,188
Interest and bank charges	41,123	(3,200)
TOTAL OPERATING EXPENSES	247,302	164,522
LOSS FROM OPERATIONS	(247,302)	(164,522)
NET LOSS AND COMPREHENSIVE LOSS	$(247,302)	$(164,522)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	163,821,574	158,343,294

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period from Inception (January 17, 2007) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(393,883)	$(297,087)	$(3,101,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	18,374	18,374
Impairment of exploration properties and equipment	-	-	538,505
Stock-based compensation	-	3,333	72,742
Shares issued for services	50,979	-	176,778
Interest accrued on converted loans	45,916	5,147	96,106
Changes in operating assets and liabilities:
Accounts payable	129,577	152,156	842,854
CASH USED IN OPERATING ACTIVITIES	(167,411)	(153,077)	(1,356,319)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of exploration properties	-	(25,000)	(573,879)
CASH USED IN INVESTING ACTIVITIES	-	(25,000)	(573,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	142,500	-	142,500
Proceeds from related party loans	24,500	175,725	1,542,719
Issuance of common stock	-	-	245,100
CASH PROVIDED BY FINANCING ACTIVITIES	167,000	175,725	1,930,319
NET (DECREASE) INCREASE IN CASH	(411)	(2,352)	121
CASH, BEGINNING OF PERIOD	532	2,600	-
CASH, END OF PERIOD	$121	$248	$121

Non-Cash Investing and Financing Activities:
Shares issued for acquisition of exploration properties	$-	$-	$10,000
Convertible promissory notes issued in exchange for debt assumptions	$264,708	-	264,708
Shares issued on conversion of promissory notes	$237,600	$-	$1,900,664
Shares issued in settlement of accounts payable	$-	$-	$31,918
Debt assumed in exchange for share cancellations	$215,250	$-	$215,250
Shares cancelled for debt assumptions	$(215,250)	-	(215,250)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

Strategic Mining Corp. is engaged in the business of exploration and development of gold properties in Guinea, West Africa and Vietnam, Southeast Asia.

Organization

Strategic Mining Corp. (the “Company”) was originally incorporated in Delaware on August 24, 1995 as Infocenter Inc. On February 28, 2000, the Company changed its name to Green Dolphin Systems Corporation and new corporate officers were appointed.  On January 10, 2006, the Board of Directors adopted a resolution authorizing the assignment of all the assets of Green Dolphin Systems Corporation to PentaDeltex, Ltd., a Canadian corporation, in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to PentaDeltex, and assumption by PentaDeltex of all obligations owed by Green Dolphin Systems Corporation to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin Systems Corporation effectively ceased operations on January 10, 2006 with the discontinued operations of its U.S. subsidiary.  On December 1, 2006, the Company changed its name to Gold Coast Mining Corporation and new corporate officers were appointed shortly after.  On January 17, 2007, the Company issued 97,100,000 shares of its common stock to unrelated parties in exchange for various mining rights.  The issuance of the 97,100,000 represented approximately 97.5% of the then outstanding shares.  The transaction resulted in a change in control of the entity.  The issuance of shares and change in control has been accounted for as a reverse acquisition followed by a recapitalization of the Company’s equity structure.  The stockholders obtaining control in the transaction is considered the accounting acquirer for financial reporting purposes.  Accordingly, the equity section of the financial statements have been presented displaying the recapitalization of shares held by the individuals obtaining control followed by the issuance of shares to the minority stockholders.

On November 13, 2009, the Company was reincorporated in the State of Wyoming. On November 23, 2009, the Company changed its name to Strategic Mining Corp.

On July 11, 2012, the board of directors of the Company (“the Board”) amended the Articles of Incorporation of the Company to increase its authorized common shares to unlimited.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 “Development Stage Entities”.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its financial position, results of operations or cash flows.

In July 2012, the FASB issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. ASU-2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements

4.  PLANNED EXPLORATION

Guinea, West Africa

The Company entered into a joint venture agreement with Gold River of Africa Company (“Gold River”) for the Siguiri property on January 15, 2007.  Gold River is a small mineral exploration company active in Guinea.  Through this joint venture, the Company holds 100% interest in a two year exploration permit issued by the Republic of Guinea to Gold River for this property covering 103 square kilometers in the Siguiri region of Guinea. The Company acquired this interest in exchange for shares of common stock. The Guinea government is entitled to a 15% royalty on all extracted minerals.

An extension of this permit was applied for in May 2011 by Gold River but was still in review at the end of 2011 due to the change in governments in Guinea during mid-2011 and subsequent reviews by the government of mining laws and all exploration permits.  The Company paid $35,000 to Gold River to pay the Guinea Ministry of Mines for the permit extension application, on behalf of the Company. The permit extension was granted by the Ministry of Mines on April 12, 2012.  The Company’s copy of the permit has not been received yet.

Nat Son, Vietnam

The Company entered into a binding letter of intent to purchase a 51% interest in a joint venture (“Joint Venture”) with Ba Dinh Mineral Company Limited (“Ba Dinh”), a Vietnamese company engaged in mineral exploration in that country, to explore for minerals per license # 39/QD-UBND  issued to Ba Dinh Construction and Investment Joint Stock Company on June 9, 2009, by the Peoples Committee of Hoa Binh Province, Vietnam.  This license is valid for five years from the date of issuance and is renewable for an additional four years according to current mining laws in Vietnam.  The permitted area covers 40 square hectares in Nat Son Commune, Hoa Binh Province Vietnam.

A dispute arose in October 2011 concerning the status of joint work on the Nat Son property between the Company and Ba Dinh as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management upon consultation with legal counsel determined that the arguments by those key partners have no legal merit and may expose those partners to litigation should they not desist and should they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of this finding.  The Company is awaiting their response and delivery of key property documents on Nat Son to the Company for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.

Legal counsel in Vietnam was retained during the first quarter of 2012 to investigate the status of the exploration license and any property ownership for the Nat Son project and Joint Venture with Ba Dinh.  The exploration license was found to be valid and active until June 8, 2014 in the name of Ba Dinh Construction Investment and Consulting Joint Stock Company.  Results of the investigation from our Vietnam legal counsel are pending to confirm the status of the Joint Venture, and the ownership or lease of the underlying property.  There is not enough information available on the legal status of the Joint Venture and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the binding letter of intent.  Therefore, the project was written down in the fourth quarter of 2011 to allow for possible permanent impairment of the project.  Management’s opinion on this matter is that the project still is potentially viable, but all Joint Venture activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  If the Joint Venture is formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official government documentation has not been provided for the project.

5.   PROPERTY AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, respectively, equipment is as follows:

	June 30, 2012	December 31, 2011

Infrastructure development	$5,931	$5,931
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Total equipment	97,181	97,181
Less: accumulated depreciation	(18,374)	(18,374)
Less; Impairment of equipment	(78,807)	(78,807)
Equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2012 and for the year ended December 31, 2011 was $0.00 and $18,374, respectively. During the year ended December 31, 2011, the Company recorded an impairment of property and equipment of $78,807.  The impairment was based on an assessment by management which concluded that an impairment loss on obsolete and lost items was considered necessary.

6.   LOANS PAYABLE TO RELATED PARTIES

As of June 30, 2012 and December 31, 2011, respectively, the Company has loans payable to related parties as follows:

	June 30,	December 31,
	2012	2011

AGMC Ltd.	$-	$16,000
Frank Brodzik	160,818	191,726
Magma Gold Corporation	5,000	66,000
Total loans payable	$165,818	$273,726

The above loans are due to stockholders or companies controlled by stockholders of the Company.  All loans payable bear interest at 4% per annum, are unsecured and due on demand.

7.   CONVERTIBLE PROMISSORY NOTES

As of June 30, 2012 and December 31, 2011, respectively, the Company has convertible promissory notes payable as follows:

	June 30,	December 31,
	2012	2011

Asher Enterprises Inc.	$157,250	$-
Redwood Management, LLC	82,108	-
Atlas Equity Offshore, Ltd.	42,000	-
	281,358	-
Less proceeds receivable on convertible promissory notes	(55,500)	-
Total loans payable	$225,858	$-

Asher Enterprises Inc. (“Asher”)

A convertible promissory note was issued to Asher Enterprises Inc. during the first quarter of 2012 in exchange for $50,000 in cash.  The note is unsecured, bears interest at 8% per annum, has a maturity date of November 6, 2012, and can be converted to shares of common stock.  The Company has the option within 120 days of the date of the note to prepay at 140% of the principal amount including accrued interest, or within 121-180 days of the note to prepay at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum.  Asher has the option to convert the principal amount of the note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of 17 days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

A second convertible promissory note was issued to Asher during the first quarter of 2012 in exchange for $22,500 in cash.  The note is unsecured, bears interest at 8% per annum, has a maturity date of December 12, 2012, and can be converted to shares of common stock.  The Company has the option within 120 days of the date of the note to prepay at 140% of the principal amount including accrued interest, or within 121-180 days of the note to prepay at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option to convert the principal amount of the note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of 17 days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

The two convertible notes issued to Asher during the first quarter of 2012 for a total of $72,500 are in default, and as a result the Company owes $108,750, which includes a 50% penalty.

A convertible promissory note was issued to Asher during the second quarter of 2012 in exchange for $32,500 in cash.  Funds were not disbursed to the Company until the third quarter of 2012.  The convertible promissory note is unsecured, bears interest at 8% per annum, has a maturity date of April 1, 2013, and can be converted to shares of common stock.  The Company has the option within 120 days of the date of the note to prepay at 140% of the principal amount including accrued interest, or within 121-180 days of the note to prepay at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option to convert the principal amount of the note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of ten days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

During the second quarter of 2012, the Company entered into a debt assumption agreement with Asher whereby Asher assumed $16,000 of debt originally held by AGMC Ltd. In exchange for this debt assumption, the Company issued to Asher a convertible promissory note which bears interest at 10% per annum, matures on March 28, 2013 and is unsecured. The Company is not permitted to prepay any amounts of the convertible promissory note before maturity. Asher has the option, at any time or from time to time, to convert the principal amount of the convertible promissory note including accrued interest into shares of the Company’s common stock at a price of 58% of the average lowest three days trading price out of ten days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

Atlas Equity Offshore, Ltd.  (“Atlas”)

A convertible promissory note was issued to Atlas during the second quarter of 2012 in exchange for $23,000 in cash.  Funds were not disbursed to the Company until the third quarter of 2012.  The convertible promissory note is unsecured, bears interest at 12% per annum, has a maturity date of June 27, 2013, and can be converted to shares of common stock.  The Company has the option at any time from the date of the note to prepay the convertible promissory note at 200% of the principal amount including accrued interest  Atlas has the option to convert the principal amount of the note including accrued interest to shares of the Company’s common stock at a price of 25% of the lowest trading price in 30 days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

During the second quarter of 2012, the Company entered into a debt assumption agreement with Atlas whereby Atlas assumed $20,000 of the Company’s accounts payable. In exchange for this debt assumption, the Company issued to Atlas a convertible promissory note which bears interest at 12% per annum, matures on June 15, 2013 and is unsecured. The Company has the option at any time from the date of the agreement to prepay the convertible promissory note at 200% of the principal amount including accrued interest. Atlas has the option, at any time or from time to time, to convert the principal amount of the convertible promissory note including accrued interest into shares of the Company’s common stock at a price of 5% of the lowest trading price in five days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

Redwood Management, LLC (“Redwood”)

A convertible debenture was issued to Redwood for $70,000 during the first quarter of 2012.  The convertible debenture is unsecured, bears interest at 12% per annum, has a maturity date of March 16, 2013, and can be converted to shares of common stock.  The Company has the option prior to the maturity date to prepay the note at 125% of the principal amount including accrued interest.  Redwood has the option to convert the principal amount, including accrued interest, of the note to shares of the Company’s common stock at a price of 55% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for ten trading days prior to the conversion date.

During the first quarter of 2012, the Company entered into a debt assumption agreement with Redwood whereby Redwood assumed $182,708 of debt originally held by Frank Brodzik.  In exchange for this debt assumption, the Company issued to Redwood a convertible promissory note which bears interest at 12% per annum, matures on September 16, 2012 and is unsecured. The Company has the option at any time from the date of the agreement to prepay the convertible promissory note at 125% of the principal amount including accrued interest. Atlas has the option, at any time or from time to time, to convert the principal amount of the convertible promissory note including accrued interest into shares of the Company’s common stock at a price of 55% of the lowest five days trading price, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

8.   CAPITAL STOCK

On July 11, 2012, the board of directors amended the Articles of Incorporation of the Company to increase its authorized common shares to unlimited.

In March 2012 the Company issued 15,829,295 shares of common stock to Asher in exchange for $66,000 of a convertible promissory note, based upon 55% of the average of the three lowest trading prices of the stock within the week preceding the conversion notices.

During the six months ended June 30, 2012, the Company issued 103,451,037 shares of common stock to Redwood in exchange for $170,600 of a convertible promissory note, based upon 55% of the lowest trading price of the stock within the five days preceding the conversion notices.

In March 2012, the Company cancelled 14,350,030 shares of common stock which were previously issued in the prior fiscal year in settlement of loans payable to related parties.  The Company has assumed the original debt in the amount of $215,250 in exchange for the cancellation of the shares.

The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted shares of common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions. Additional restricted shares of common stock of 30,978,934 were issued to AGS on April 16, 2012 as commitment shares required under the REF Agreement.  These shares represent 3% ($150,000 value at the time of issuance) of the $5,000,000 available financing under the REF agreement.

In the second quarter of 2012, the Company issued 15,384,615 shares of common stock to Atlas in exchange for $1,000 of a convertible promissory note, based upon 5% of the lowest market value in the past five days prior to the conversion date.

9.   RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

Related party transactions not disclosed elsewhere in these financial statements are as follows:

Included in accounts payable as of June 30, 2012, is $425,985 (December 31, 2011 - $227,037) due to various current and former directors, officers and stockholders of the Company (or companies controlled by) for consulting fees rendered and/or expense reimbursements, subject to normal trade terms.

During the three months ended June 30, 2012, the Company recorded $62,669 (three months ended June 30, 2011 - $20,000) of consulting fees to various current and former directors, officers and stockholders of the Company.

During the three months ended June 30, 2012, the Company recorded $71,312 (three months ended June 30, 2011 - $21,600) of exploration costs to companies controlled by various current and former directors and stockholders of the Company.

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

11.   SUBSEQUENT EVENTS

In the third quarter of 2012, the Company issued an additional 27,636,363 shares of common stock to Redwood in exchange for an additional $7,600 of the Frank Brodzik debt assumption by Redwood as discussed in note 8.

In the third quarter of 2012, the Company issued 35,000,000 shares of common stock to Asher in exchange for $16,000 of the AGMC Ltd. debt assumption by Asher as discussed in Note 8.

In the third quarter of 2012, the Company issued 35,650,000 shares of common stock to Atlas in exchange for $713 of accounts payable assumption by Atlas as discussed in Note 8.

On July 11, 2012, the Board amended the Articles of Incorporation of the Company to increase its authorized common shares to unlimited.

On July 5, 2012, the Company reached a settlement with a shareholder for $6,250.  Legal costs related to this settlement were $2,750.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Strategic Mining Corp. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Our Business and Plan of Operation

We are an exploration stage mining company engaged in the exploration and development of gold mining properties in the regions of Vietnam and West Africa.  We plan to complete further exploration, drilling and mapping on our Siguiri property in Guinea, West Africa. This exploration program, includes goals of completing surface geochemical sampling of termite mounds and non-laterite outcrops by early 2013, initiation of a limited drilling program in areas already identified as having significant gold occurrences by late 2012, and performance of at least an airborne electromagnetic geophysical survey of the concession to better target drilling and further geological work in conjunction with sampling results.  Performance of all these aspects of this exploration program require adequate funding, which the Company is pursuing through all available avenues.  Exploration timing and exact program for the Nat Son property in Vietnam is uncertain until joint venture issues can either be resolved with Ba Dinh or it is clear that no further progress is possible.

Results of Operations

The Company is an exploration stage mining company with no revenues since entering the exploration stage.

Three months ended June 30, 2012 Compared to the Three months ended June 30, 2011

Revenues

There were no revenues in either three month period ended June 30, 2012 and June 30, 2011.

Operating Expenses

Interest expense for the three months ended June 30, 2012 was $41,123 as compared to ($3,200) for the three months ended June 30, 2011.  This increase was primarily due to a penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are in default.

Professional fees for the three months ended June 30, 2012 were $48,888 as compared to $32,097 for the three months ended June 30, 2011.  The increase during the three months ended June 30, 2012 was primarily due to the Company incurring higher expenses for disclosure and reporting requirements for completion of its securities filings and convertible notes issuances.

Exploration costs for the three months ended June 30, 2012 were $71,312 as compared to $86,469 for the three months ended June 30, 2011.  The decrease during the three months ended June 30 2012, was primarily due to a decrease in exploration activity on the Siguiri property in Guinea.

Depreciation expense for the three months ended June 30, 2012 was $0.00 as compared to $9,188 for the three months ended June 30 2011.  The equipment was depreciated in the prior period but was written off during the fourth quarter of 2011.

Consulting fees for the three months ended June 30 2012 were $85,979 as compared to $39,968 for the three months ended June 30 2011.  The expenses during the three months ended June 30 2012 were from the consulting fees paid to Doug Peters ($31,690) and Atlantic Gold Mining Corp. ($12,000).  The expenses also included advisory and finder’s fees paid to Aegis Capital Corp. for advances from convertible debentures of $10,000.  During the three months ended June 30, 2012, the Company issued 30,978,934 commitment shares upon the execution of reserve equity financing agreement with AGS Capital.  These shares were included for accounting purposes as part of consulting fees and valued at $0.001 per share.

Net Income (Loss)

The Company incurred a net loss of $247,302, for the three months ended June 30, 2012, as compared to a net loss of $164,522 for the three months ended June 30, 2011.  The increase in net loss is primarily attributed to the increase in consulting fees and professional fees related to the advances on convertible notes and refinancing during the quarter ended June 30, 2012, and the penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are in default.

Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011

Revenues

There were no revenues in either six month period ended June 30, 2012 and June 30, 2011.

Operating Expenses

Interest expense for the six months ended June 30, 2012 was $47,856 as compared to $4,841 for the six months ended June 30, 2011.   This increase was primarily due to a penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are in default.

Professional fees for the six months ended June 30, 2012 were $64,450 as compared to $39,774 for the six months ended June 30, 2011.  The increase during the three months ended June 30, 2012, was primarily due to the Company incurring higher expenses for disclosure and reporting requirements for completion of its securities filings and convertible notes issuances.

Exploration costs for the six months ended June 30, 2012 were $131,771 as compared to $155,297 for the six months ended June 30, 2011.  The decrease during the six months ended June 30 2012, was a result of less exploration activity in Nat Son, Vietnam based on uncertainty surrounding the joint venture issues with Ba Dinh.

Depreciation expense for the six months ended June 30, 2012 was $0.00 as compared to $18,374 for the six months ended June 30 2011.  The equipment in the prior year but was written off during the fourth quarter of 2011.

Consulting fees for the six months ended June 30 2012 were $149,806 and $78,801 for the six months ended June 30 2011.  These consulting expenses incurred during the six months ended June 30, 2012 were primarily from the consulting contracts granted to Ken Baird commencing on May 23, 2011 and ending on November 2, 2011 for $6,000 per month, management consulting fees invoiced by Douglas Peters during this period, and consulting fees invoiced by Atlantic Gold Mining LLC.  The consulting fees also included advisory and finder’s fees of $10,000 paid to Aegis Capital Corp. for advances from convertible debentures. During the three months ended June 30, 2012, the Company issued 30,978,934 commitment shares upon signing of agreement with AGS Capital.  These shares were included for accounting purposes as part of consulting fees and valued at $.001 per share.

Net Income (Loss)

The Company incurred a net loss of $393,883, for the six months ended June 30, 2012, as compared to a net loss of $297,087 for the six months ended June 30, 2011.  The increase in net loss is primarily attributed to the increase in consulting fees and professional fees related to the advances on convertible notes and refinancing during the six months ended June 30, 2012 and the penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are in default.

Liquidity and Capital Resources

As of June 30 2012, we had an accumulated deficit of $3,101,678 and a working capital deficit of $875,158. For the six months ended June 30 2012, net cash used in operating activities amounted to $167,411, as compared to $153,077 for the six months ended June 30 2011. The increase in cash used in operating activities was due to increase in consulting fees and professional fees related to the advances on convertible notes and refinancing during the six months ended June 30, 2012.

As of June 30 2012, we had no material commitments for capital expenditures other than for those expenditures incurred for the exploration operations.  Cash flows for investing purposes decreased during the six months ending June 20, 2012 compared to June 30, 2011 because no new properties were added to the Company during the latest six month period.  Cash flows from financing activities decreased slightly during the six months ending June 20, 2012 compared to June 30, 2011 based upon available financing sources and types of financing instruments during the latest six month period.

A total of $55,500 was raised through convertible debt financing from July 1, 2012 through August 20, 2012 for company operations.  Also during the second quarter of 2012, an additional $36,000 in Company debt was transferred from previous debt holders to debt assumption companies for subsequent conversion in stock in 2012.  These debt assumptions will ultimately remove this debt from the Company accounts as those conversions to shares of common stock take place.

We will need to raise additional capital through equity or debt financing in the next twelve months in order to fund our planned operations and repay, restructure, or refinance our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, expand our exploration and engineering capabilities, and continue to develop innovative solutions for our customers. Although we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months, there can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.  The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted shares of common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions. Additional restricted shares of common stock of 30,978,934 were issued to AGS in the second quarter 2012 as commitment shares required under the REF Agreement.  Advances on the total available financing have not been requested pending filing of this quarterly filing on Form 10-Q for the period ended June 30, 2012.

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

Our significant accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on May 15, 2012.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 15, 2012, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 15, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 11, April 20, May 1, May 9, May 16, May 25, June 1, June 5, and June 18, 2012, the Company issued 8,576,329, 9,297,520, 10,389,610, 10,416,666, 11,428,571, 11,363,636, 12,272,727, and 4,895,104 shares of its common stock, respectively, to Redwood Management LLC (“Redwood”). These issuances were pursuant to a convertible promissory note entered into on March 12, 2012, for a total of $125,600 of this convertible promissory note.

On June 27, 2012, the Company issued 15,384,615 shares of common stock to Atlas Equity Offshore Ltd. (“Atlas”).  These issuances were pursuant to a convertible promissory note entered into on June 15, 2012, for $1,000 of this convertible promissory note.

Item 3.  Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regard to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $72,500.  During the quarter ended June 30, 2012, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

●
principal amount of $50,000 related to a convertible promissory note entered into during the first quarter of 2012 and matures on November 6, 2012, for failure to file the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 by the SEC deadline;

●
principal amount of $22,500 related to a convertible promissory note entered into during the first quarter of 2012 and matures on December 12, 2012, for failure to file the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 by the SEC deadline.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The Company has issued the following securities during the third quarter of 2012 which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 26, August 1, and August 8, 2012, the Company issued 12,500,000, 12,500,000, and 10,000,000 shares of common stock, respectively, to Asher Enterprises Inc. pursuant to a convertible promissory note entered into on June 28, 2012 in the amount of $16,000.

On August 2, August 9, and August 16, 2012, the Company issued 13,090,909, 14,545,454, and 9,090,909 shares of its common stock, respectively, to Redwood pursuant to the convertible promissory note entered into on March 12, 2012, for a total of $9,600 of this convertible promissory note.

On August 9, 2012 the Company issued 35,650,000 shares of common stock to Atlas pursuant to the convertible promissory note entered into on June 15, 2012, for $713 of this convertible promissory note.

Item 6.  Exhibits.

Exhibit No.	DESCRIPTION

3.1	Amendment to the Articles of Incorporated filed on July 11, 2012*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC MINING CORP.

Date: August 20, 2012	By:	/s/ Douglas C. Peters
Name: Douglas C. Peters
Title: President, Chief Executive Officer, Director

Date: August 20, 2012	By:	/s/ Ian Lambert
Name: Ian Lambert
Title: Chief Financial Officer, Director