Form 10-K/A
period 2011-12-31
Strategic Mining Corp
filed 2012-10-24
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

On May 16, 2012, Strategic Mining Corporation, a Wyoming corporation (the “Company”), filed its annual report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”).  On October 15, 2012, the Company received comments from the U.S. Securities and Exchange Commission relating to the Annual Report.  This amendment to the Annual Report is being filed in response to such comments.  Specifically, this amendment is being furnished to revise Item 9A – Controls and Procedures, in accordance with Item 308(a)(3) of Regulation S-K.  No other items of the Annual Report were affected by these amendments and as such, all other items contained in this amended report speak to the original date of filing, May 16, 2012.

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
HANOI
NAT SON
PROPERTY
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 and has identified material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

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

STRATEGIC MINING CORPORATION

Date: October 24, 2012	By:	/s/ Douglas C. Peters
Douglas C. Peters
President, Chief Executive Officer, Director

Date: October 24, 2012	By:	/s/ Ian Lambert
Ian Lambert
Chief Financial Officer, Director