Form 10-Q
period 2012-09-30
Strategic Mining Corp
filed 2012-11-20
CIK 1490381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

As of November19, 2012, there were 801,408,136 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATEGIC MINING CORP.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

PAGES

Balance Sheets as of September 30, 2012 and December 31, 2011	F-1

Statements of Operations and Comprehensive Loss for the NineMonths Ended September 30, 2012 and 2011, and for the Period from Inception (Unaudited)	F-2

Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2012 and 2011, and for the Period from Inception (Unaudited)	F-3

Statements of Cash Flows for the NineMonths Ended September 30, 2012 and 2011, and for the Period from Inception (Unaudited)	F-4

Notes to Financial Statements	F-5 to F-11

STRATEGIC MINING CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash	$640	$532
Refundable permit fee	-	35,000
Total Current Assets	640	35,532
Long Term Assets
Exploration Properties	763,250	728,250
Total Assets	$763,890	$763,782
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$486,573	$267,557
Accrued interest	27,603	13,851
Loans payable to related parties	165,818	273,726
Convertible promissory notes	220,958	-
Total Liabilities	900,952	555,134
Stockholders' (Deficit) Equity
Preferred stock $0.0001 par value; Authorized 25,000,000; Issued and outstanding 20,634,741 (20,634,741 - December 31 2011)	2,063	2,063
Common stock $0.001 par value; Authorized unlimited; Issued and outstanding 801,408,155 (164,843,294 - December 31, 2011)	801,408	164,844
Additional paid-in capital	2,237,575	2,749,535
Deficit accumulated during the exploration stage	(3,178,108)	(2,707,794)
Total Stockholders' (Deficit) Equity	(137,062)	208,648
Total Liabilities and Stockholders' (Deficit) Equity	$763,890	$763,782

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period from Inception (January 17, 2007) to September 30, 2012

EXPENSES
Consulting	$177,582	$122,134	$1,023,965
Exploration costs	153,065	195,787	1,106,091
Professional fees	86,743	42,274	226,557
Depreciation	-	18,374	18,374
Interest and bank charges	52,924	7,872	253,419
Incorporation tax	-	-	11,197
Salaries and wages	-	26,062
TOTAL OPERATING EXPENSES	470,314	412,503	2,639,603
LOSS FROM OPERATIONS	(470,314)	(412,503)	(2,639,603)
Impairment of equipment	-	-	(78,807)
Impairment of exploration properties	-	-	(459,698)
NET LOSS AND COMPREHENSIVE LOSS	$(470,314)	$(412,503)	$(3,178,108)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	279,476,040	159,735,254

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011

EXPENSES
Exploration	$21,294	$66,552
Consulting	27,776	43,333
Professional fees	22,293	2,500
Depreciation	-
Interest and bank charges	5,068	3,031
TOTAL OPERATING EXPENSES	76,431	115,416
LOSS FROM OPERATIONS	(76,431)	(115,416)
NET LOSS AND COMPREHENSIVE LOSS	$(76,431)	$(164,522)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	487,498,729	162,473,748

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period from Inception (January 17, 2007) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(470,314)	$(412,503)	$(3,178,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	18,374	18,374
Impairment of exploration properties and equipment	-	-	538,505
Stock-based compensation	-	6,666	72,742
Shares issued for services	50,979	40,000	176,778
Interest accrued on converted loans	50,002	7,994	100,192
Prepaids and refundable permit fees	-	11,000	-
Changes in operating assets and liabilities:
Accounts payable	156,066	154,657	869,342
CASH USED IN OPERATING ACTIVITIES	(213,267)	(173,812)	(1,402,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of exploration properties	-	(25,000)	(573,879)
CASH USED IN INVESTING ACTIVITIES	-	(25,000)	(573,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	188,875	-	188,875
Proceeds from related party loans	24,500	196,255	1,542,719
Issuance of common stock	-	-	245,100
CASH PROVIDED BY FINANCING ACTIVITIES	213,375	196,255	1,976,694
NET (DECREASE) INCREASE IN CASH	108	(2,557)	640
CASH, BEGINNING OF PERIOD	532	2,600	-
CASH, END OF PERIOD	$640	$43	$640

Non-Cash Investing and Financing Activities:
Shares issued for acquisition of exploration properties	$-	$-	$10,000
Convertible promissory notes issued in exchange for debt assumptions	$264,708	-	264,708
Shares issued on conversion of promissory notes	$288,875	$-	$1,951,939
Shares issued in settlement of accounts payable	$-	$-	$31,918
Debt assumed in exchange for share cancellations	$215,250	$-	$215,250
Shares cancelled for debt assumptions	$(215,250)	-	(215,250)
Shares issued for services	-	40,000	-

The accompanying notes are an integral part of these financial statements.

STRATEGIC MINING CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

1.  NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

Strategic Mining Corp. is engaged in the business of exploration and development of gold properties in Guinea, West Africa and Vietnam, Southeast Asia.

Organization

Strategic Mining Corp. (the “Company”) was originally incorporated in Delaware on August 24, 1995, as Infocenter Inc. On February 28, 2000, the Company changed its name to Green Dolphin Systems Corporation (“Green Dolphin”) and new corporate officers were appointed.  On January 10, 2006, the board of directors (the “Board”) of the Company adopted a resolution authorizing the assignment of all the assets of Green Dolphin to PentaDeltex, Ltd., a Canadian corporation (“PentaDeltex”), in exchange for the forgiveness of $263,717 in debt owing to Nicholas Plessas and an additional $153,683 owing to PentaDeltex, and assumption by PentaDeltex of all obligations owed by Green Dolphin to suppliers and on other accounts payable.  As the result of the above settlements of debts, Green Dolphin effectively ceased operations on January 10, 2006 with the discontinued operations of its U.S. subsidiary.  On December 1, 2006, the Company changed its name to Gold Coast Mining Corporation and new corporate officers were appointed shortly thereafter.  On January 17, 2007, the Company issued 97,100,000 shares of its common stock to unrelated parties in exchange for various mining rights.  The issuance of the 97,100,000 shares of its common stock represented approximately 97.5% of the then outstanding shares.  The transaction resulted in a change in control of the entity.  The issuance of shares of common stock and change in control has been accounted for as a reverse acquisition followed by a recapitalization of the Company’s equity structure.  The stockholders obtaining control in the transaction is considered the accounting acquirer for financial reporting purposes.  Accordingly, the equity section of the financial statements have been presented displaying the recapitalization of shares held by the individuals obtaining control followed by the issuance of shares to the minority stockholders.

On November 13, 2009, the Company was reincorporated in the State of Wyoming. On November 23, 2009, the Company changed its name to Strategic Mining Corp.

On July 11, 2012, the Board amended the Articles of Incorporation of the Company to increase its authorized common shares from 400,000,000 to unlimited.

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

Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The Company's existence is dependent upon management's ability to raise capital, to successfully market and sell its products, and/or to resolve the stock trading suspension issue. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company.

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

Guinea, West Africa

The Company entered into a joint venture agreement with Gold River of Africa Company (“Gold River”) for the Siguiri property on January 15, 2007.  Gold River is a small mineral exploration company active in Guinea.  Through this joint venture, the Company holds 100% interest in a two year exploration permit issued by the Republic of Guinea to Gold River for this property covering 103 square kilometers in the Siguiri region of Guinea. The Company acquired this interest in exchange for shares of the Company’s common stock. The Guinea government is entitled to a 15% royalty on all extracted minerals.

An extension of this permit was applied for in May 2011 by Gold River but was under review at the end of 2011 due to the change in governments in Guinea during mid-2011 and subsequent reviews by the government of mining laws and all exploration permits.  The Company paid $35,000 to Gold River to pay the Guinea Ministry of Mines for the permit extension application on behalf of the Company. The permit extension was granted by the Ministry of Mines on April 12, 2012.  The Company’s copy of the permit has not been received yet.

Nat Son, Vietnam

The Company entered into a binding letter of intent to purchase a 51% interest in a joint venture (“Joint Venture”) with Ba Dinh Mineral Company Limited (“Ba Dinh”), a Vietnamese company engaged in mineral exploration in that country, to explore for minerals per license # 39/QD-UBND issued to Ba Dinh Construction and Investment Joint Stock Company on June 9, 2009, by the Peoples Committee of HoaBinh Province, Vietnam.  This license is valid for five years from the date of issuance and is renewable for an additional four years according to current mining laws in Vietnam.  The permitted area covers 40 square hectares in Nat Son Commune, HoaBinh Province Vietnam.

A dispute arose in October 2011 concerning the status of joint work on the Nat Son property between the Company and Ba Dinh as a result of key partners in Ba Dinh disagreeing with the Company about the status of their stock holdings in the Company.  Management, upon consultation with legal counsel, determined that the arguments set forth by those key partners they fail to comply with documentation requests from the Company.  Ba Dinh has been notified of such finding.  The Company is awaiting their response and delivery of key property documents on Nat Son for its records and safe-keeping.  This dispute may result in a disruption or change of our drilling plan on the Nat Son property for 2012.

Legal counsel in Vietnam was retained during the first quarter of 2012 to investigate the status of the exploration license and any property ownership for the Nat Son project and Joint Venture with Ba Dinh.  The exploration license was found to be valid and active until June 8, 2014, in the name of Ba Dinh Construction Investment and Consulting Joint Stock Company.  Results of such investigation from our Vietnam legal counsel are pending to confirm the status of the Joint Venture, and the ownership or lease of the underlying property.  There is not enough information available on the legal status of the Joint Venture and the Nat Son property to determine whether or not Ba Dinh has performed according to the requirements of the binding letter of intent.  Therefore, the project was written down in the fourth quarter of 2011 to allow for possible permanent impairment.  Management’s opinion on this matter is that the project still is potentially viable, but all Joint Venture activities with Ba Dinh may need to cease if a mutually agreeable solution cannot be reached.  If the Joint Venture is formally dissolved, the Company may pursue legal options in Vietnam during 2012 to recover payments made to Ba Dinh for expenses that they have not documented adequately or for which official government documentation has not been provided for the project.

5.   PROPERTY AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, respectively, equipment is as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Infrastructure development	$5,931	$5,931
Telecom equipment	13,125	13,125
Equipment	47,500	47,500
Vehicle	30,625	30,625
Total equipment	97,181	97,181
Less: accumulated depreciation	(18,374)	(18,374)
Less; Impairment of equipment	(78,807)	(78,807)
Equipment, net	$-	$-

Depreciation expense for the three months ended September 30, 2012 and for the year ended December 31, 2011 was $Nil and $18,374, respectively. During the year ended December 31, 2011, the Company recorded an impairment of property and equipment of $78,807.  Such impairment was based on an assessment by management which concluded that an impairment loss on obsolete and lost items was considered necessary.

6.   LOANS PAYABLE TO RELATED PARTIES

As of September 30, 2012 and December 31, 2011, respectively, the Company has loans payable to related parties as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

AGMC Ltd.	$-	$16,000
Frank Brodzik	160,818	191,726
Magma Gold Corporation	5,000	66,000
Total loans payable	$165,818	$273,726

The above loans are due to stockholders or companies controlled by stockholders of the Company.  All loans payable bear interest at 4% per annum, are unsecured and due on demand.

7.   CONVERTIBLE PROMISSORY NOTES

As of September 30, 2012 and December 31, 2011, respectively, the Company has convertible promissory notes payable as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Asher Enterprises Inc.	$115,225	$-
Redwood Management, LLC	70,758	-
Atlas Equity Offshore, Ltd.	34,975	-
	220,958	-

Asher Enterprises Inc.

During the first quarter of 2012, the Company issued an unsecured convertible promissory note to Asher Enterprises Inc. (“Asher”) in exchange for $50,000 in cash.  Such note bears interest at 8% per annum, has a maturity date of November 6, 2012, and can be converted to shares of the Company’s common stock.  The Company has the option within 120 days of the date of such note to prepay at 140% of the principal amount including accrued interest, or within 121-180 days of such note to prepay at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum.  Asher has the option to convert the principal amount of such note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of seventeen days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

In addition, during the first quarter of 2012, the Company issued a second unsecured convertible promissory note to Asher in exchange for $22,500 in cash.  Such note bears interest at 8% per annum, has a maturity date of December 12, 2012, and can be converted to shares of the Company’s common stock.  The Company has the option within 120 days of the date of such note to prepay at 140% of the principal amount including accrued interest, or within 121-180 days of such note to prepay at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option to convert the principal amount of such note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of seventeen days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

The two notes issued to Asher during the first quarter of 2012 for a total of $72,500 are in default, and as a result the Company owes $108,750, which includes a 50% penalty.

During the second quarter of 2012, the Company issued an unsecured convertible promissory note to Asher in exchange for $32,500 in cash.  Funds were not disbursed to the Company until the third quarter of 2012.  Such note bears interest at 8% per annum, has a maturity date of April 1, 2013, and can be converted to shares of the Company’s common stock.  The Company has the option within 120 days of the date of such note to prepay at 140% of the principal amount including accrued interest, or within 121-180 days of such note to prepay at 150% of the principal amount including accrued interest.  If any amount of principal or interest remains unpaid at the maturity date, the remaining amount will bear interest at a rate of 22% per annum. Asher has the option to convert the principal amount of such note including accrued interest to shares of the Company’s common stock at a price of 55% of the average lowest three days trading price out of ten days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

During the second quarter of 2012, the Company entered into a debt assumption agreement by and between Asher and the Company whereby Asher assumed $16,000 of debt originally held by AGMC Ltd. In exchange for such debt assumption, the Company issued to Asher an unsecured convertible promissory note bearing an interest rate of 10% per annum.  Such note has a maturity date of March 28, 2013. The Company is not permitted to prepay any amounts of such note before maturity. Asher has the option, at any time or from time to time, to convert the principal amount of such note including accrued interest into shares of the Company’s common stock at a price of 58% of the average lowest three days trading price out of ten days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

The Company was charged $4,125 in legal and finder’s fees related to the above transactions and the amount has been deducted from the proceeds of the loans.

During the nine months ended September 30, 2012, the Company issued 221,526,316 shares of common stock to Asher in exchange for $37,900 of these convertible promissory notes.

Atlas Equity Offshore, Ltd.

During the second quarter of 2012, the Company issued an unsecured convertible promissory note to Atlas Equity Offshore, Ltd. (“Atlas”) in exchange for $23,000 in cash.  Funds were not disbursed to the Company until the third quarter of 2012.  Such note bears interest at 12% per annum, has a maturity date of June 27, 2013, and can be converted to shares of common stock.  The Company has the option at any time from the date of the note to prepay such note at 200% of the principal amount including accrued interest  Atlas has the option to convert the principal amount of such note including accrued interest to shares of the Company’s common stock at a price of 25% of the lowest trading price in thirty days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

During the second quarter of 2012, the Company entered into a debt assumption agreement by and between Atlas and the Company whereby Atlas assumed $20,000 of the Company’s accounts payable. In exchange for such debt assumption, the Company issued to Atlas an unsecured convertible promissory note bearing an interest rate of 12% per annum. Such note has a maturity date of June 15, 2013. The Company has the option at any time from the date of such agreement to prepay such note at 200% of the principal amount including accrued interest. Atlas has the option, at any time or from time to time, to convert the principal amount of such note including accrued interest into shares of the Company’s common stock at a price of 5% of the lowest trading price in five days, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

The Company was charged $5,000 in legal fees related to the above transactions and the amount has been deducted from the proceeds of the loans.

During the nine months ended September 30, 2012, the Company issued 224,167,347 shares of common stock to Atlas in exchange for conversion of $3,025of these convertible promissory notes.

Redwood Management, LLC

During the first quarter of 2012, the Company issued an unsecured convertible noteto Redwood Management LLC (“Redwood”) in exchange for $70,000 in cash.  Such note bears interest at 12% per annum, has a maturity date of March 16, 2013, and can be converted to shares of the Company’s common stock.  The Company has the option prior to the maturity date to prepay such note at 125% of the principal amount including accrued interest.  Redwood has the option to convert the principal amount, including accrued interest, of such note to shares of the Company’s common stock at a price of 55% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for ten trading days prior to the conversion date.

During the first quarter of 2012, the Company entered into a debt assumption agreement by and between Redwood and the Company whereby Redwood assumed $182,708 of debt originally held by Frank Brodzik.  In exchange for such debt assumption, the Company issued to Redwood an unsecured convertible promissory note bearing an interest rate of 12% per annum.  Such note has a maturity date of September 16, 2012. The Company has the option at any time from the date of such agreement to prepay such note at 125% of the principal amount including accrued interest. Atlas has the option, at any time or from time to time, to convert the principal amount of such note, including accrued interest, into shares of the Company’s common stock at a price of 55% of the lowest five days trading price, determined on the then current trading market for the Company’s common stock, prior to the conversion date.

During the nine months ended September 30, 2012, the Company issued 156,087,399 shares of common stock to Redwood in exchange for conversion of $181,950 of these convertible promissory notes.

8.   CAPITAL STOCK

In March 2012 the Company issued 15,829,295 shares of the Company’s common stock in exchange for $66,000 of a convertible promissory note.

In March 2012, the Company cancelled 14,350,030 shares of the Company’s common stock which were previously issued in the prior fiscal year in settlement of loans payable to related parties. The Company has assumed the original debt in the amount of $215,250 in exchange for the cancellation of such shares.

The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000 commenced in the first quarter of 2012. This required issuance of 2,325,581 shares of the Company’s common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions. Additional shares of the Company’s common stock of 30,978,934 were issued to AGS on April 16, 2012 as commitment shares required under the REF Agreement valued at $30,979. These shares represent 3% ($150,000 value at the time of issuance) of the $5,000,000 available financing under the REF agreement.

During the nine months ended September 30, 2012, the Company issued 221,526,316 shares of the Company’s common stock to Asher in exchange for conversion of $37,900 of convertible promissory notes discussed in note 7.

During the nine months ended September 30, 2012, the Company issued 224,167,347 shares of the Company’s common stock to Atlas in exchange for $3,025 of convertible promissory notes discussed in note 7.

During the nine months ended September 30, 2012, the Company issued 156,087,399 shares of the Company’s common stock to Redwood in exchange for $181,950 of convertible promissory notes discussed in note 7.

On July 11, 2012, the Board amended the Articles of Incorporation of the Company to increase its authorized common shares from 400,000,000 to unlimited.

9.   RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

Related party transactions not disclosed elsewhere in these financial statements are as follows:

Included in accounts payable as of September 30, 2012, is $432,838 (December 31, 2011 - $227,037) due to various current and former directors, officers and stockholders of the Company (or companies controlled by) for consulting fees rendered and/or expense reimbursements, subject to normal trade terms.

During the nine months ended September 30, 2012, the Company recorded $101,320 of consulting fees to various current and former directors, officers and stockholders of the Company.

During the nine months ended September 30, 2012, the Company recorded $145,903 of exploration costs to companies controlled by various current and former directors and stockholders of the Company.

10.   GENERAL BUSINESS RISKS

A significant portion of the Company's assets are located in the Republic of Guinea and Vietnam and changes in the political and economic policies of these governments could have a significant impact upon what business the Company may be able to conduct in these countries and accordingly on the results of its operations and financial condition. The business operations may be adversely affected by the current and future political environment in these countries. The governments of the Republic of Guinea and Vietnam exert substantial influence and control over the manner in which the Company must conduct their business activities. The Company’s ability to operate in these countries may be affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, exploration properties and other matters.

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

Our Business and Plan of Operation

We are an exploration stage mining company engaged in the exploration and development of gold mining properties in the regions of Vietnam and West Africa.  We plan to complete further exploration, drilling and mapping on our Siguiri property in Guinea, West Africa. This exploration program, includes goals of completing surface geochemical sampling of termite mounds and non-laterite outcrops by mid-2013, initiation of a limited drilling program in areas already identified as having significant gold occurrences by early 2012, and performance of at least an airborne electromagnetic geophysical survey of the concession to better target drilling and further geological work in conjunction with sampling results.  Performance of all these aspects of this exploration program require adequate funding, which the Company is pursuing through all available avenues.  Exploration timing and exact program for the Nat Son property in Vietnam is uncertain until joint venture issues can either be resolved with Ba Dinh or it is clear that no further progress is possible.

Results of Operations

The Company is an exploration stage mining company with no revenues since entering the exploration stage.

Three months ended September 30, 2012 Compared to the Three months ended September 30, 2011

Revenues

For the three months ended September 30, 2012 and 2011, the Company had no revenues.

Operating Expenses

Interest expense for the three months ended September 30, 2012 was $5,068, as compared to $3,031 for the three months ended September 30, 2011.  This increase was primarily due to a penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are in default.

Professional fees for the three months ended September 30, 2012 were $22,293, as compared to $2,500 for the three months ended September 30, 2011.  The increase in professional fees was primarily due to the Company incurring higher expenses for disclosure and reporting requirements for completion of its securities filings and convertible notes issuances.

Exploration costs for the three months ended September 30, 2012 were $21,294, as compared to $66,552 for the three months ended September 30, 2011.  The decrease in exploration costs was primarily due to a decrease in exploration activity on the Siguiri property in Guinea.

Consulting fees for the three months ended September 30, 2012 were $27,776 as compared to $43,333 for the three months ended September 30, 2011.  The consulting fees during the three months ended September 30 2012 were mainly from the consulting fees accrued by Doug Peters ($19,928) and Atlantic Gold Mining Corp. ($7,500).

Net Income (Loss)

Net loss from operations for the three months ended September 30, 2012 was $76,431, as compared to a net loss of $115,416 for the three months ended September 30, 2011.  The decrease in net loss is primarily attributed to the decrease in consulting fees and exploration expenses as a result of a decrease in exploration activity in the Siguiri property in Guinea.

Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011

Revenues

For the nine months ended September 30, 2012 and 2011, the Company had no revenues.

Operating Expenses

Interest expense for the nine months ended September 30, 2012 was $52,924, as compared to $7,872 for the nine months ended September 30, 2011. This increase was primarily due to a penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are in default.

Professional fees for the nine months ended September 30, 2012 were $86,743, as compared to $42,274 for the nine months ended September 30, 2011.  The increase in professional fees was primarily due to the Company incurring higher expenses for disclosure and reporting requirements for completion of its securities filings and convertible notes issuances.

Exploration costs for the nine months ended September 30, 2012 were $153,065, as compared to $195,787 for the nine months ended September 30, 2011.  The decrease in exploration costs was a result of a decrease in exploration activity on the Siguiri property in Guinea.

Depreciation expense for the nine months ended September 30, 2012 was $0.00, as compared to $18,374 for the nine months ended September 30 2011.  The equipment was depreciated in the prior year but was written off during the fourth quarter of 2011.

Consulting fees for the nine months ended September 30 2012 were $177,582, as compared to $122,134 for the nine months ended September 30 2011.  These consulting expenses incurred during the nine months ended September 30, 2012 were primarily from management consulting fees invoiced by Douglas Peters during this period, and consulting fees invoiced by Atlantic Gold Mining LLC.  The consulting fees also included advisory and finder’s fees of $10,000 paid to Aegis Capital Corp. for advances from convertible debentures. During the three months ended March 31, 2012, the Company issued 30,978,934 commitment shares upon signing of agreement with AGS Capital.  These shares were included for accounting purposes as part of consulting fees and valued at $.001 per share.

Net Income (Loss)

Net loss from operations for the nine months ended September 30, 2012 was $470,314, as compared to a net loss of $412,503 for the nine months ended September 30, 2011.  The increase in net loss is primarily attributed to the increase in consulting fees and professional fees related to the advances on convertible notes and refinancing during the nine months ended September 30, 2012 and the penalty of $36,250 payable on two convertible notes issued to Asher during the first quarter of 2012 which are currently in default.

Liquidity and Capital Resources

As of September 30 2012, we had an accumulated deficit of $3,178,108 and a working capital deficit of $900,312. For the nine months ended September 30 2012, net cash used in operating activities amounted to $198,267, as compared to $173,812 for the nine months ended September 30 2011. The increase in cash used in operating activities was due to increase in consulting fees and professional fees related to the advances on convertible notes and refinancing during the nine months ended September 30, 2012.

As of September 30 2012, we had no material commitments for capital expenditures other than for those expenditures incurred for the exploration operations.  Cash flows for investing purposes decreased during the nine months ending September 30, 2012 compared to September 30, 2011 because no new properties were added to the Company during the latest nine month period.  Cash flows from financing activities increased slightly during the nine months ending September 30, 2012 compared to September 30, 2011 based upon available financing sources and types of financing instruments during the latest nine month period.

We will need to raise additional capital through equity or debt financing in the next twelve months in order to fund our planned operations and repay, restructure, or refinance our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, expand our exploration and engineering capabilities, and continue to develop innovative solutions for our customers. Although we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months, there can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.  The process of initiating a Reserve Equity Financing (the “REF Agreement”) with AGS Capital Corp. (“AGS”), for a total available financing of $5,000,000, commenced in the first quarter of 2012.  This required issuance of 2,325,581 in restricted shares of common stock to AGS in exchange for $20,000 in services to allow for preparation of the related documents and discussions. Additional restricted shares of common stock of 30,978,934 were issued to AGS in the second quarter 2012 as commitment shares required under the REF Agreement.  Advances on the total available financing have not been requested pending filing of this quarterly filing on Form 10-Q for the period ended September 30, 2012.

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

Our significant accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on May 15, 2012 and as amended on October 24, 2012.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 1A.  Risk Factors.

Other than the risk factor below there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 15, 2012.

Suspension of Trading May Adversely Affect the Liquidity of our Common Stock.

On September 17, 2012, the US Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of trading in the securities of the Company(the “Release”).  Pursuant to the Release, trading in our securities on the OTC Bulletin Board (“OTCBB”) was suspended from 9:30 a.m. EDT on September 17, 2012 through 11:59 p.m. EDT on September 28, 2012. We are currently reviewing the requirements necessary to permit our stock to resume trading on the OTCBB. There is no assurance as to when or whether our stock will resume trading on the OTCBB. Furthermore, there is no assurance that new cease trade orders will not be issued in the future. Accordingly, we cannot ensure that a trading market will be maintained for our shares and if a market is maintained, we cannot ensure that any level of trading activity will be sustained or that, if sustained, that it constitutes a liquid trading market which allows persons who purchase our common stock to promptly liquidate their investment at any time. Persons who purchase our common stock may have difficulty liquidating their investment because of the lack of a market or the difficulty in maintaining a market for such shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On August 21, August 28, August 29, August 30, September 4, September 7, September 10, and September 14, 2012, the Company issued 20,526,316, 20,000,000, 20,000,000,20,000,000, 20,000,000, 20,000,000, 33,000,000, and 33,000,000 shares of its common stock, respectively, to Asher Enterprises Inc. (“Asher”) pursuant to that certain convertible promissory note entered into on February 2, 2012, for a total of $21,900.

On July 26, August 1, August 8, 2012, the Company issued 12,500,000, 12,500,000, and 10,000,000 shares of its common stock, respectively, to Asher Enterprises Inc. (“Asher”) pursuant to that certain convertible promissory note entered into on June 28, 2012, for a total of $16,000.

On August 2, August 9, August 16, and August 28, 2012, the Company issued 13,090.909, 14,545,454, 9,090,909, and 15,909,090 shares of its common stock, respectively, to Redwood Management LLC (“Redwood”) pursuant to that certain convertible promissory note entered into on March 12, 2012, for a total of $11,350.

On August 9, August 23, September 6, and September 14, 2012, the Company issued 35,650,000, 44,591,994, 58,686,738, and  69,854,000shares of common stock, respectively, to Atlas Equity Offshore Ltd. (“Atlas”) pursuant to that certain convertible promissory note entered into on June 15, 2012, for $2,024.58.
Item 3.  Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regard to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $50,600.  During the quarter ended September 30, 2012, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

●
principal amount of $28,100 related to a convertible promissory note entered into during the first quarter of 2012 and matures on November 6, 2012, for failure to file the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 by the SEC deadline;

●
principal amount of $22,500 related to a convertible promissory note entered into during the first quarter of 2012 and matures on December 12, 2012, for failure to file the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 by the SEC deadline.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	DESCRIPTION

3.1	Amendment to the Articles of Incorporated filed on July 11, 2012*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

*Filed herewith
** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC MINING CORP.

Date: November 19, 2012	By:	/s/ Douglas C. Peters
Name: Douglas C. Peters
Title: President, Chief Executive Officer, Director

Date: November 19, 2012	By:	/s/ Ian Lambert
Name: Ian Lambert
Title: Chief Financial Officer, Director